Form 10-Q
period 2023-06-30
Sustainable Green Team, Ltd.
filed 2023-08-14
CIK 1895251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 333-140645

THE SUSTAINABLE GREEN TEAM, LTD.

(Exact name of registrant as specified in its charter)

Delaware	61-1934413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24200 CR-561 Astatula, FL	34705
(Address of principal executive offices)	(Zip Code)

(407) 886-8733

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2023, there were 84,515,224 shares of common stock, par value $0.000001 per share, of the registrant issued and outstanding.

FORM 10-Q

THE SUSTAINABLE GREEN TEAM, LTD.

PART I. FINANCIAL INFORMATION

THE SUSTAINABLE GREEN TEAM AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	as of:	as of:
	(Jun 30, 2023)	(Dec 31, 2022)
ASSETS
Current Assets
Cash & short term investments	$0	$-
Accounts receivable	2,580,478	2,436,324
Inventory	31,080,347	18,656,179
Prepaid expenses and other current assets	10,466,143	8,797,966
Total Current Assets	44,126,968	29,890,522

Property and equipment, net	64,974,301	64,333,763

Other Assets
Long-term investments	1,004,838	968,513
Goodwill	224,000	224,000
Intangibles	13,988,620	14,473,880
ROU asset	10,394,449	10,474,406
Total Other Assets	25,611,908	26,140,798

Total Assets	$134,713,176	$120,365,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$8,631,789	$4,765,019
Current portion of lease liability	3,468,555	3,350,145
Notes payable	8,597,581	6,712,178
Notes payable - related party	1,500,000	1,500,000
Total Current Liabilities	22,197,925	16,327,342

Long-term Liabilities
Lease liabilities, net of current portion	6,925,894	7,140,632
Notes payable, net of current portion	24,692,277	24,221,403
Total Long-term Liabilities	31,618,170	31,362,035

Total Liabilities	53,816,096	47,689,378

Stockholders’ Equity
Preferred Series A stock, $0.0001 par value, 5,000,000 shares authorized, 90 shares outstanding Common stock, $0.0001 par value; 245,000,000 shares authorized; 84,360,892 and 74,631,742 shares issued and outstanding, respectively

Common Stock	8,436	7,463
Additional paid-in capital	68,421,866	56,294,220
Retained earnings	12,466,779	16,374,022
Total Stockholders’ Equity	80,897,081	72,675,706

Total Liabilities and Stockholders’ Equity	$134,713,176	$120,365,084

Accompanying footnotes are an integral part of condensed consolidated financial statements.

THE SUSTAINABLE GREEN TEAM AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT

(Unaudited)

	3 Months Ending		6 Months Ending
	Jun 30, 2023	Jul 2, 2022	Jun 30, 2023	Jul 2, 2022

Net Revenue	$7,262,676	$12,224,356	$15,027,526	$22,553,804
Cost of Goods
Cost of Goods (excl depreciation & amortization)	5,692,568	11,555,815	11,833,248	19,516,147
Depreciation & Amortization (COGs)	896,401	478,628	1,802,769	1,725,352
Total Cost of Goods	6,588,969	12,034,443	13,636,017	21,241,500

Gross Profit	673,707	189,913	1,391,508	1,312,305
GP%	9.3%	1.6%	9.3%	5.8%
Operating Expenses
Selling, General and Administrative	2,041,697	1,296,221	4,446,381	2,571,628
Depreciation and Amortization (OpEx)	250,700	5,640	500,330	11,280
Total Operating Expenses	2,292,397	1,301,861	4,946,711	2,582,908

Income (loss) from Operations	(1,618,690)	(1,111,948)	(3,555,202)	(1,270,603)

Other Income (expense)
Interest Expense, net	(1,278,745)	(498,278)	(2,295,302)	(923,322)
Bargain Purchase Gain (loss)	-	-	-	598,300
Net Debt Forgiveness/Grant (ERC)	(346,818)	1,219,157	1,458,448	1,236,080
Gain on Sale of Fixed Assets	(23,461)	16,923	(23,461)	16,923
Other Income, net	(795,569)	57,663	(785,367)	124,269
Total Other Income (expense)	(2,444,593)	795,465	(1,645,681)	1,052,250
Income (loss) before Income Taxes	(4,063,282)	(316,485)	(5,200,884)	(218,354)
Provision for Income Taxes	(675,801)	-	(1,293,640)	21,968
Net Income (loss)	$(3,387,481)	$(316,484)	$(3,907,244)	$(240,321)

Net income (loss) per common share - basic	$(0.04)	$(0.00)	$(0.05)	$(0.00)
Net income (loss) per common share - diluted	$(0.04)	$(0.00)	$(0.05)	$(0.00)
Wt. Avg shares outstanding - basic	77,117,369	85,723,155	79,227,628	87,410,242
Wt. Avg shares outstanding - diluted	84,352,369	91,363,159	86,462,628	93,050,246

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THE SUSTAINABLE GREEN TEAM AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at January 1, 2022	90	$-	90,460,425	$9,046	$34,536,850	$6,620,006	$41,165,502
Stock subscriptions			1,466,667	147	1,099,853	-	1,100,000
Stock repurchase (R. Spencer)			(3,900,275)	(390)	(584,651)	(877,459)	(1,462,500)
Net income						76,161	76,161
Balance at April 2, 2022	90	$-	88,026,817	$8,803	$35,052,052	$5,818,708	$40,879,163
Stock subscriptions			266,667	27	199,973	-	200,000
Stock repurchase (R. Spencer)			(2,600,183)	(260)	(389,767)	(584,972)	(975,000)
Net income						(316,484)	(316,484)
Balance at July 2, 2022	90	$-	85,693,300	$8,569	$34,862,258	$4,917,252	$39,787,679

Balance at December 31, 2022	90	$-	74,631,743	$7,463	$56,294,220	$16,374,022	$72,675,706
Stock subscriptions			497,693	50	464,600		464,650
Net income						(519,763)	(519,763)
Balance at March 31, 2023	90	$-	75,129,436	$7,513	$56,758,820	$15,854,260	$72,620,593
Stock subscriptions			9,231,457	923	11,663,045		11,663,969
Net income						(3,387,481)	(3,387,481)
Balance at June 30, 2023	90	$-	84,360,893	$8,436	$68,421,865	$12,466,779	$80,897,081

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THE SUSTAINABLE GREEN TEAM AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited)

	Six Month Ending:
	June 30, 2023	July 2, 2022
Cash flows from operating activities:
Net Income (Loss)	$(3,907,244)	$(240,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,303,099	1,819,666
Prepaid Advertising Expense	717,500	-
Equity increase in long term investment	-	(50,667)
Bargain purchase gain	-	(598,300)
Gain on sale of fixed assets	23,461	(16,923)
Net Gain on ERC/Paycheck Protection Program		(1,236,080)
Changes in operating assets and liabilities:
Accounts receivable, net	(144,153)	1,469,366
Due from Factor	-	(997,558)
Inventory	169,410	715,611
Prepaid expenses and other assets	(55,993)	(481,510)
Accounts payable and accrued expenses	3,866,769	1,887,283
Net cash from (used in) operating activities	2,972,849	2,270,567

Cash flows from investing activities:
Purchases of property and equipment	(1,856,171)	(3,450,109)
Proceeds from sale of property and equipment	245,735	-
Proceeds from long-term investments	(36,326)	26,943
Net cash from (used in) investing activities	(1,646,762)	(3,423,166)

Cash flows from financing activities:
Borrowing under factoring	-	10,585,975
Repayments under factoring	-	(10,032,885)
Principal payments on leases	(443,557)	(134,694)
Proceeds from notes payable	6,814,750	4,507,500
Payment on notes payable	(8,305,897)	(3,368,495)
Payment on notes payable, related parties	-	-
Stock subscriptions	608,619	1,300,000
Stock redemptions	-	(2,437,500)
Net cash provided by (used in) financing activities	(1,326,086)	419,901

Net increase (decrease) in cash	0	(732,698)

Cash - beginning of period	-	788,242

Cash - end of period	$0	$55,544

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THE SUSTAINABLE GREEN TEAM, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – ORGANIZATION AND BUSINESS OPERATIONS

Business Overview

The Company is a wholesale manufacturer and supplier of wood-based mulch, soil, and lumber products , selling directly to mass merchandisers, home centers, hardware stores, nurseries, garden centers, convenience stores, food stores and drug stores, in addition to wholesalers and distributors. The Company also provides arbor care and storm recovery services at the residential, commercial, and municipal levels while offering green waste solutions to large- and small-scale waste disposal and recycling companies located throughout the southeastern United States. The Company’s subsidiary, Mulch Manufacturing Inc., is the largest provider of cypress mulch in the country. In addition, in February 2023, the Company commenced production of HumiSoil® in its Florida facilities.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered negative cash flows and has a significant accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters include expanding its product line from solely mulch to include higher margin manufactured soil products it is producing under the VRM License Agreement leading to an expected increase in revenues, gross margin and profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – GOING CONCERN

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Sustainable Green Team Ltd. as of December 31, 2022 and as of January 1, 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered negative cash flows and has a significant accumulated deficit. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $0 at June 30, 2023. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as operations ramp up along with continuing expenses related to compensation, professional fees, and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended June 30, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

The Company has satisfied its obligations from the issuance of common stock; however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these consolidated financial statements are issued.

If the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these unaudited consolidated financial statements are issued. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the unaudited consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Principles of Consolidation

The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, the allowance for bad debt, useful life of fixed assets, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, and assumptions used in assessing impairment of long-lived assets. Actual results could differ from those estimates.

Critical Accounting Estimates

In order to prepare our financial statements in accordance with GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Such estimates are based upon management’s current judgments, which are normally based on knowledge and experience regarding past and current events and assumptions about future events. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

While there are several accounting policies affecting our financial statements, we have identified the following critical accounting estimates that require us to make the most subjective judgments in order to fairly present our consolidated financial statements.

Inventory

Summary:

Product inventories are recorded at the lower of actual cost or fair market value. The Company accounted for intercompany sales between NSR to MMI at the lower of cost or fair market value. NSR shipped 4,106 full truckloads to MMI during 2022. The fair market value of $1,095 for this material is based upon the total amount of wood purchased by MMI in 2022 divided by the total quantity of wood received. The cost value to recognize this inventory in the intercompany sale was $861 per load and the Company applied a 10% intercompany markup on this transaction bringing the value per load to $967 per load.

During the year, we perform monthly periodic cycle counts and write off excess or obsolete inventory as needed for each location. During 2022, inventories related to the production of a new segment were not recorded from January through September of 2023 resulting in a reduction of operating profit. Specifically, monthly “yard inventory” was not included in cycle counts. As a result, the inventory has been understated and these understated amounts were charged directly to the Income Statement (without reconciliation). This process was identified and corrected as part of the Company’s restated financial results for the nine month period ended October 1, 2022. As part of the year end process the plant managers were directed to count “yard inventory” and include them in physical counts. This activity has resulted in a change in management’s estimate for physical inventory.

Judgments and Uncertainties:

Significant judgment is required to estimate the fair market value of our inventory as it requires assumptions and projections to be made based off labor and overheads required for manufacturing of bulk and bagged product. Additionally, timber purchases may vary by “track” of land and the output of these purchases can yield different inputs which in turn impacts quantities of mulch, lumber and soil outputs. We monitor our inventory levels and manufacturing consumption by location to ensure cycle counts align with purchases, burn rates, etc., and record adjustments to inventory levels when inventory counts are out of balance with expected results (beginning inventory + purchases – sales = ending inventory, as compared to, monthly inventory cycle counts).

Sensitivity of Estimates to Change:

As noted above, the “track” of land and output of these purchases yield different qualities which in turn impacts quantities of mulch, lumber and soil outputs and are sensitive to what is received from log vendor(s).

The accounting estimates the Company believes to be most sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from the Company’s expectations in inventory. The Company made a change in management estimate for the accounting for yard inventory in the 3rd quarter of 2022, whereby it incorporated inventory counts as disclosed in the Company’s 3rd quarter 2022 and amended financial results. Subsequently, there have been no material changes to the Company’s policies to critical accounting estimates. There have been no additional changes to this estimate in 2023.

Acquisitions

Summary:

From time to time, we enter into strategic acquisitions in an effort to better service existing customers and to attract new customers. We account for acquired businesses using the acquisition method of accounting under ASC 805, which requires the assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. In some instances, Under ASC 805-50-30 the gain or loss on a business combination should be recognized and measured as the difference between the fair value of the assets acquired and the fair value of the liabilities assumed, minus the fair value of any non-controlling interests in the acquired business. This gain or loss is then recognized in the financial statements of the acquiring entity and considered a bargain purchase gain as one time realization for the sale. The Company has acquired assets under distressed conditions resulting in bargain purchase gains. In accordance with ASC 805-50-30, the results of the acquisitions we have completed have valued the acquired assets at “certified appraised value” which have been reflected in our financial statements, thereafter.

Judgments and Uncertainties:

The Company performs annual impairment analysis to ensure the appraised value is aligned with the certified appraised value utilizing projected revenue and operating profit projections of these facilities. Additional leasehold improvements may be required to optimize the performance of these facilities.

Sensitivity of Estimates to Change:

On January 31, 2020, the Company completed the Mulch Acquisition. On December 30, 2021 the Company completed the acquisition of DDP. On December 31, 2021 the Company acquired equipment from the Beaver Washington facility and acquired the accompanying land on March 18, 2022. On December 31, 2021 the Company acquired equipment for the Jasper, Florida facility. Each of these acquisitions were accounted for under ASC 805. See “Note 11 – Acquisitions.”

Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired. We believe the estimates applied to be based on reasonable assumptions, but which are inherently uncertain. As a result, actual results may differ from the assumptions and judgments used to determine the fair values of the assets acquired, which could result in impairment losses in the future. Changes in business conditions may also require future adjustments to the useful lives of assets acquired. If we determine that the useful lives of assets acquired are shorter than we had originally estimated, the rate of amortization may be accelerated.

Goodwill

Summary:

Goodwill represents the acquired fair value of a business in excess of the fair values of tangible and identified intangible assets acquired and liabilities assumed. We test goodwill on an annual basis as part of our year end processes and additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

The goodwill impairment test requires us to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value.

Judgments and Uncertainties:

Significant judgment is required to determine whether impairment indicators exist and to estimate the fair value of our reporting units. Estimating the fair value of reporting units using the discounted cash flow model requires us to make assumptions and projections of revenue growth rates, gross margins, SG&A, capital expenditures, working capital, depreciation, terminal values, and weighted average cost of capital, among other factors.

The assumptions used to estimate fair value consider historical trends, macroeconomic conditions, and projections consistent with our operating strategy. Changes in these estimates could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods.

Sensitivity of Estimates to Change:

During the fourth quarter of the 2022 Fiscal Year, we performed our annual quantitative assessment of goodwill. No goodwill impairment charge was recorded as a result of the testing and the estimated fair value of each of our reporting units substantially exceeded its carrying value.

Revenue

The Company’s revenues are derived from two major types of services to clients: landscape recovery services and the manufacturing and sale of mulch, lumber and soil products. The Company recognizes revenue when its performance obligations are satisfied. With respect to landscape recovery services, its performance obligation is satisfied upon the completion of the landscape services for its customers. With respect to the manufacturing and selling of mulch, lumber and soil products, its performance obligation is satisfied upon delivery to its customers and/or Customer pickup on site. Services are provided for cash or on credit terms. These credit terms, which are established in accordance with local and industry practices, require payment generally within 30 to 45 days day(s) of performance. The Company estimates and reserves for its bad debt exposure based on its experience with past due accounts and collectability, the aging of accounts receivable and its analysis of customer data.

Cash

The Company considers all highly liquid short-term instruments that are purchased with an original maturity of six months or less to be cash equivalents. The Company had limited cash and cash equivalents as of June 30, 2023 and December 31, 2022.

Account Receivable

The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. The Company maintained its allowance for doubtful accounts as of June 30, 2023, in the amount of $180,000 based upon aged receivables.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined by the weighted-average cost method using full absorption costing for manufactured goods. The Company is vertically integrated, as such, sales from NSR to MMI, are recorded at the lower of cost or net realizable value. Intercompany sales are eliminated in consolidations.

Property and Equipment

Property and equipment are recorded at cost. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the related capitalized assets. Machinery and equipment is generally depreciated over 7 years. Vehicles are generally depreciated over 5 years. Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, its cost and accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in operations.

While we believe that our reported disclosures comply with generally accepted accounting principles in the United States (“U.S. GAAP”), in alignment with ASC 360-10-50-1, we provide for your reference the requested information:

Asset Class	Useful Life

Machinery & equipment	7 years
Office equipment	5-7 years
Leasehold improvement	10-15 years
Autos and trucks	5 years
Buildings	39.5 years
Land	Infinite
CIP	until placed in service

Impairment of Long-Lived Assets and Right of Use Assets

The Company reviews long-lived assets, including finite-lived intangible assets and right of use (“ROU”) lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

Long-Term Investments and Related Accounting Policy

The Company has 0.39% ownership in an insurance group which provides annual dividends to the Company on a recurring basis. The Company performs regular impairment testing of this asset and has valued this investment on June 30, 2023, in the amount of $1,004,838.

Intangible Assets

The Company records its intangible assets at cost in accordance with Accounting Standards Codification (“ASC”) 350. Finite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over the term of the agreement. During the six months ended June 30, 2023 and July 2, 2022, the Company performed valuation and impairment testing and did not record a loss on impairment. Additional information relating to the treatment of Intangible Assets is reflected in Note 6.

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at year end, at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at the reporting level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. No impairment of goodwill was recorded by the Company for the six months ended June 30, 2023, and July 2, 2022.

Lease

In 2020, the Company adopted ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to be accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating and financing leases with terms longer than 12 months. The Company elected to use the short-term exception and does not record assets/liabilities for short term leases as of June 30, 2023, and December 31, 2022.

The Company’s leases primarily consist of facility leases which are classified as operating leases. The Company assesses whether an arrangement contains a lease at inception. The Company recognizes a lease liability to make contractual payments under all leases with terms greater than twelve months and a corresponding right-of-use asset, representing its right to use the underlying asset for the lease term. The lease liability is initially measured at the present value of the lease payments over the lease term using the collateralized incremental borrowing rate since the implicit rate is unknown. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such an option. The right-of-use asset is initially measured as the contractual lease liability plus any initial direct costs and prepaid lease payments made, less any lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

Leased right-of-use assets are subject to impairment testing as a long-lived asset at the asset-group level. The Company monitors its long-lived assets for indicators of impairment. As the Company’s leased right-of-use assets primarily relate to facility leases , early abandonment of all or part of facility as part of a restructuring plan is typically an indicator of impairment. If impairment indicators are present, the Company tests whether the carrying amount of the leased right-of-use asset is recoverable including consideration of sublease income, and if not recoverable, measures impairment loss for the right-of-use asset or asset group.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $768,536 and $113,924 for the six months ended June 30, 2023 and July 2, 2023, respectively, and are recorded in selling, general and administrative expenses on the statement of operations. The increase in advertising expense is associated with the Company’s prepaid advertising asset associated with the new product launch of HumiSoil.

Fair Value Measurements

ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement. The Company’s has immaterial financial assets and liabilities carried at fair value as of June 30, 2023.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (stock options, unvested restricted stock, and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive.

	period ending
	Jun 30, 2023	Dec 31, 2022
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(3,907,244)	$8,901,214
Denominator for basic earnings (loss) per share –
Weighted Average Shares Outstanding	79,227,628	88,902,029
Stock Warrants	1,835,000	1,650,000
Convertible notes	5,400,000	2,200,000
Denominator for diluted earnings (loss) per share –
Weighted Average and Assumed Conversion	86,462,628	92,752,029
Net income (loss) per share:
Basic net income (loss) per share	$(0.05)	$0.10
Diluted net income (loss) per share	$(0.05)	$0.10

Income Taxes

In December 2019, the FASB issued ASU 2019-12, simplifying the Accounting for Income Taxes (Topic 740) as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. This guidance is effective for interim and annual reporting periods beginning within 2021.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized. For tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit in the consolidated financial statements.

For the six months ended June 30, 2023, the Company recorded an income tax credit of $1,293,640 and recognizes a deferred tax asset of $2,514,060 on the Company’s balances sheet. The Company’s in year tax provisions are based on a 21% effective rate for federal and state income taxes in 2023 after accounting for permanent differences between book and taxable income. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations.

The Company has received a 2020 Income Tax Audit Letter relating to unpaid insurance provisions in the amount of $745,534 which it believes is not applicable and provided appropriate support; therefore the Company believes the IRS finding does not meet the “more likely than not” accounting standard and has not accrued this expense in the Company’s year to date financial statements.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, with cost determined by the weighted-average cost method using full absorption costing for manufactured goods. The Company’s inventories are comprised of the following for the periods ended June 30, 2023 and December 31, 2022:

	Jun 30, 2023	Dec 31, 2022

Raw Materials	$19,789,995	$3,432,215
Work in Process	1,776,067	11,713,338
Finished Goods	12,391,256	3,510,626
Inventory Reserve	(2,876,970)	-
Total Inventory	$31,080,347	$18,656,179

The Company purchases raw materials from 3rd party vendors and is also vertically integrated and purchases feed stock from National Storm Recovery as an intercompany transaction. These intercompany sales eliminated in consolidation and the company applies the lower of cost or net realizable value for these transactions. For the twelve months ending December 31, 2022 the inventory value of these intercompany transactions were $3,888,374 and $1,073,578 for the six months ended June 30, 2023. No cash was exchanged for this transaction.

On August 12, 2022, the Company issued 500,000 shares of common stock for the purchase of raw materials. The Company recorded the value of these raw materials at $1,500,000 based upon the Company’s end of day common stock close price. No cash was exchanged for this transaction.

On May 19, 2023, the Company issued 7,000,000 shares of common stock for the purchase of raw materials. The Company recorded the value of these raw materials at $8,200,000 based upon the Company’s end of day common stock close price. No cash was exchanged for this transaction.

On May 23, 2023, the Company issued 2,000,000 shares of common stock for the purchase of raw materials. The Company recorded the value of these raw materials at $2,700,000 based upon the Company’s end of day common stock close price. No cash was exchanged for this transaction.

During the six-month ending June 30, 2023, the Company applied the average cost to products to all transactions which occurred during this period. The Company also performed a cycle count for the quarter. When comparing inventory receipts and external transactions, the Company determined inventories increased by $2,876,970 without explanation. The Inventory valuation process continues to be under review. The Company believes the reserve is conservative in nature.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2023	Dec. 31, 2022

Machinery and equipment	$20,873,572	$20,449,231
Vehicles	4,441,312	4,441,312
Land	2,018,788	407,691
Buildings	14,483,053	14,483,053
Leasehold improvements	8,140,973	8,140,973
Construction in process	26,239,911	25,692,470
Gross Property & Equipment	76,197,608	73,614,729
Less: accumulated depreciation	(11,223,308)	(9,280,966)
Property and equipment, net	$64,974,301	$64,333,763

Depreciation expense(s) were $1,804,455 and $1,689,768 for the six months ended June 30, 2023 and July 2, 2022, respectively. Increased depreciation expense relates to facilities placed in service in our Homerville location though the Company still reflects $26.2M in CIP primarily relating to its Jasper and Beaver facilities.

Upgrades to the Jasper facility, purchased in December of 2021, are considered “in process” as the Company plans to complete improvements once a funding source has been secured to purchase raw materials and for working capital for this facility. Capital improvements at the Jasper facility included in CIP represent leasehold improvements and equipment of $12.0M.

The Beaver facility, purchased in December of 2022, will continue to be in “in process” until such time as once a funding source has been secured to purchase raw materials, equipment, permitting costs and for working capital for this facility. Life to date improvements to the Beaver facility include leasehold improvements and equipment of $13.7M.

NOTE 6 – INTANGIBLE ASSETS

The Company records its intangible assets at cost in accordance with Accounting Standards Codification (“ASC”) 350. Finite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over the term of the agreement.

On August 9, 2022, the Company entered into a restricted sublicense agreement (collectively with the VRM Sublicense Amendment defined below, the “VRM Sublicense”) with VRM Global Holdings Pty Ltd (“VRM Global”), and its wholly owned subsidiary VRM International PTY LTD (“VRM International,” together with VRM Global, collectively referred to herein together as the “Licensor”). The VRM Sublicense was amended on October 12, 2022 (the “VRM Sublicense Amendment”), to expand collaboration between the Company and Licensor and add the Licensor’s wholly owned subsidiary VRM Biologik Inc. (the “VRM Biologik”), among other things.

Pursuant to the VRM Sublicense, the Licensor granted the Company a restricted sub-license, pursuant to which the Licensor will allow the Company to use certain rights and entitlements and provide the Company with certain catalyst ingredients which will allow the Company to manufacture Humisoil® and XLR8® Bio (the “VRM Products”). These products are made using wood materials provided by the Company and the Licensor’s technology and catalyst ingredients to be acquired by the Company from the Licensor or produced by the Company pursuant to the VRM Sublicense. In addition, the VRM Sublicense grants the Company the non-exclusive right to distribute the VRM Products throughout the U.S., the exclusive right to market and distribute these products in packaging of less than one cubic yard in addition to the right to exclusively manufacture the Licensor’s catalyst ingredients in Florida, Washington State and the Caribbean (the “Exclusive Territory”).

The Company agreed to sell to Licensor the VRM Products manufactured by the Company in amounts determined in the sole discretion of the Company at an agreed-on price. In addition, Licensor has agreed to assign to the Company rights held by the Licensor to repurchase the VRM Products manufactured by others within the Exclusive Territory and an option to acquire such rights outside such territory.

In addition, pursuant to the VRM Sublicense Amendment, the Company acquired from Licensor 10% of VRM Biologik, certain catalyst ingredients for future delivery to be used in the Company’s production of Humisoil®, XLR8® Bio and other products, co-location of Licensor’s production facilities with the Company’s facilities in Florida and the state of Washington and development of an agreed plan to complete licensed manufacture of soil amendment catalysts in other strategic locations across the U.S. The catalyst ingredients, along with other inputs to be acquired by the Company from the Licensor and other suppliers, are expected to be sufficient to produce a minimum of 4,000,000 cubic yards of Humisoil® and its companion products. The Company’s ability to produce these products is constrained by its need for additional capital.

The Term of the VRM Sublicense is for a period of ten years from October 12, 2022 with the option to renew it for a five-year period. The VRM Sublicense may be terminated by written agreement of the parties, or immediately by the Licensor if the Company amends or alters any of the inputs, outputs, products, marks, materials, media, recipes, or any of the processes as described in any of the manuals provided by Licensor to the Company except as permitted by the VRM Sublicense or appointment of a liquidator, administrator, receiver, receiver and manager, mortgagee in possession or other external controller appointed by virtue of the laws of insolvency or appointed by a creditor, by VRM Global or by the holder of security over the assets of VRM Global or an assignment of VRM Global’s rights pursuant to the VRM Sublicense without the approval of VRM Global. VRM Global may terminate the VRM Sublicense if at any time the Company is in breach of any of the terms or conditions of the VRM Sublicense and it fails to remedy such breach within 30 days of notice from Licensor. In consideration of the grant of the VRM Sublicense, the Company initially issued to the Licensor, 500,000 shares of the Company’s common stock upon execution of the VRM Sublicense and an additional 6,000,000 shares upon execution of the VRM Sublicense Amendment. Additionally, the Company agreed to pay the Licensor an aggregate of $1,000,000 in cash in two installments, with the first installment of $500,000 payable within 10 days of the Company’s completing an initial public offering of its common stock in order to raise cash (the “IPO”) and the second payment due on the one-year anniversary of the date of the IPO. In addition, pursuant to the VRM Sublicense Amendment, the Company agreed to pay VRM Global an aggregate of $7,200,000 payable in tranches of $3,600,000 by December 31, 2022 and two payments of $1,800,000 on each of May 31, 2023 and October 31, 2023. If the Company does not complete the IPO by February 4, 2023 or make the $500,000 payment within 10 days of such date, VRM Global may terminate the VRM Sublicense and, the Company will be obligated to pay the Licensor its then market rates for all inputs utilized by the Company in the production of Humisoil®, XLR8® Bio and other products produced using these inputs during the term of the VRM Sublicense.

On May 15, 2023 the Company, VRM International, VRM Global and VRM Biologik entered into an amendment to the VRM Sublicense Agreement whereby the Company agreed to issue VRM Global 7,000,000 shares of its common stock in lieu of the aggregate of $7,200,000 in cash payments and the $1,000,000 cash payments previously required to be made by the Company pursuant to the VRM Sublicense.

The Company valued the issuance of 6,000,000 shares of its Common Stock to VRM Global as consideration for the VRM Sublicense at $14,400,000 or $2.40 per share based upon the close price on the date of the VRM Sublicense and the Company began amortizing this amount at the rate of $960,000 per year over the term of the VRM Sublicense using the straight-line method.

In addition, the Company has an exclusive perpetual supply contract for timber used as feedstock for the manufacturing of mulch with a third-party vendor that is amortized at the rate of $10,650 per year. The remaining balance to be amortized as of December 31, 2022, was $73,880.

Based on the above, estimated annual other intangible assets amortization expense for the succeeding five years is as follows (in thousands):

		June 30, 2023			Dec 31, 2022
	Useful Life	Gross Amount	Acc Dep	Net Amount	Gross Amount	Acc Dep	Net Amount
VRM Licensing Agreement	15 yrs	$14,400,000	$479,980	$13,920,020	$14,400,000	$-	$14,400,000
Supply Contract	10 yrs	73,880	5,280	68,600	84,532	10,652	73,880
		$14,473,880	$485,260	$13,988,620	$853,809	$76,617	$14,473,880

As of June 30, 2023 the remaining maturities were as follows

	VRM	Supply Contract
2023	$479,980	$5,372
2024	959,960	10,652
2025	959,960	10,652
2026	959,960	10,652
2027	959,960	10,652
2028 and thereafter	$9,600,200	$25,900

Amortization expenses were $242,630 and $2,640 for the three months ended June 30, 2023 and July 2, 2022, respectively. Amortization expenses were $485,260 and $5,280 for the six months ended June 30, 2023 and July 2, 2022, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	June 30, 2023	Dec. 31, 2022
Category

Accounts Payable	$8,165,741	$4,491,100
Accrued Interest	-	34,392
Accrued Expenses	466,047	239,528
Total	$8,631,789	$4,765,019

The Company’s increase in accounts payable is related to limited cash available resulting from the conclusion of litigation with the former owner in December 2022.

NOTE 8 – LEASES

Sale/Leaseback

The Company reviews long-lived assets, including finite-lived intangible assets and right of use (“ROU”) lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

The Company entered into a lease agreement (the “Lease”) with a third-party financing company (the “Lessor”) on August 8, 2022, whereby the Lessor provided the Company with $7,500,000 in financing to purchase equipment located at the Company’s facilities in Jasper, Florida, Callahan, Florida and Homerville, Georgia (the “Equipment”). The Equipment was leased back to the Company pursuant to the Lease which includes the following key financial terms: an initial lease term of 30-months from the base period commencement date which period will automatically renew for successive one-year periods unless the Company notifies the Lessor at least 150 days prior to the end of the term of its intent to terminate the lease or exercise a buyout option. The Company has the right to buyout the Renewal Period obligations for an amount to be determined by Lessor and the Company. The monthly rental payments due by the Company under the Lease are initially $262,125 plus applicable sales/use and property tax subject to increase by an amount equal to.00006776 for every five basis point increase in thirty-six (36) month U.S. Treasury Notes as of the date of the lease multiplied by $7,500,000. The thirty-six (36) month U.S. Treasury Note yield is used as the basis for the calculation of the increase is 3.56%. In addition, the Company granted the Lessor a security interest in the equipment which is the subject of the Lease. The sale/leaseback transaction was recorded as a ROU Asset and Liability in accordance with ASC 842 and the fixed assets were reduced accordingly.

	Jun 30, 2023	Dec 31, 2022
ROU Liability	10,394,449	10,490,776
Finance Lease	4,324,398	5,730,850
Operational Lease	6,070,052	4,759,926

On July 1, 2019, NSR LLC and Vista Landfill, LLC, a Waste Management Inc. company (“Waste Management”) entered into a Contractor Agreement which was amended on December 3, 2021 (collectively, the “Contractor Agreement”). The Contractor Agreement permits the Company to use two of Waste Management’s sites, one in Apopka, Florida and the other in Winter Garden, Florida, where we collect, store, grind, screen, color, and bag our own top-quality mulches for distribution. The Contractor Agreement requires us to store and grind at our cost and expense an agreed amount of vegetative waste belonging to Waste Management at a certain fixed price Waste Management pays us. We are obligated to provide Waste Management with certain regulatory reports regarding the amounts of materials received and processed at these sites and to comply with all Federal, state and local regulations regarding vegetative waste processing and maintain liability insurance in amounts provided for in the Contractor Agreement. In addition, we pay rent for the use of the use of the sites, a fee for each ton of ground vegetative waste leaving the sites and for our use of the electricity we consume in our operations at these sites. The Contractor Agreement expires on June 30, 2025. Waste Management invoices the Company for rent and utility charges under the Contractor Agreement which are treated as expenses by the Company and NSR LLC invoices Waste Management for processing materials which the NSR LLC performs under the Contractor Agreement and treats such amounts as revenues.

As of June 30, 2023, remaining maturities of lease liabilities were as follows:

	Finance Lease	Operating Lease
2023	$2,780,590	$342,534
2024	$3,289,461	668,260
2025	$-	642,620
2026	$-	651,560
2027	$-	661,214
2028 and thereafter		$1,358,209

NOTE 9 –NOTES PAYABLE

Notes Payable are summarized as follows:

	Jun 30, 2023	Dec 31, 2022
Summary of Outstanding Debt

Category
Real Estate	$12,551,111	$12,704,300
Equipment	$11,315,315	$11,311,148
Jasper Acquisition	$1,760,776	$5,276,354
Other Obligations	$7,662,656	$1,641,779
Related Parties	$1,500,000	$1,500,000
Total Debt Obligation	$34,789,858	$32,433,582

Below is a detailed schedule of the Company’s debt obligations:

Breakdown by Outstanding Note	Jun 30, 2023	Dec 31, 2022

Seller note payable bearing interest at 6.0%, monthly payments of principal and interest of $82,390 beginning January 2023 with a $9,476,902 balloon due December 2028, secured by mortgaged real estate	$11,496,811	$11,650,000

Various third-party obligations secured by assets the Company acquired subject to this indebtedness to various third-party creditors, bearing interest at a 5% average rate. Monthly payments of $28,887	$789,344	$1,433,431

SBA Loan bearing interest 8% interest Monthly payments of principal and interest of $31,726 (note retired - June 2023)	$-	$2,896,912

Unsecured note payable to seller on bulk equipment purchase, bearing 4.0% interest. First $300,000 payment of principal and interest due March 2022, $200,000 payments of principal and interest due quarterly thereafter until paid in full	$971,431	$952,208

Note payable to a bank, secured by equipment, bearing interest at 2.95%. Monthly payments of principal and interest in the amount of $28,698 beginning January 2021 and due through December 2025	$882,091	$989,033

Note payable to an equipment financing company bearing interest at 3.95%. Monthly payments of principal and interest of $1,699 due August 2020 through July 2025.	$43,548	$48,460

Note payable to an equipment financing company bearing interest at 3.95%. Monthly payments of principal and interest of $7,050 due August 2020 through July 2025.	$205,864	$201,042

Note payable to an equipment financing company bearing interest at 3.95%. Monthly payments of principal and interest of $679 due August 2020 through July 2025.	$18,017	$19,365

Note payable to an equipment financing company bearing interest at 3.95%. Monthly payments of principal and interest of $8,316 due August 2020 through July 2025.	$224,036	$237,151

Note payable to an equipment financing company bearing interest at 3.95%. Monthly payments of principal and interest of $7,034 due August 2020 through July 2025.	$261,489	$275,008

Note payable to an equipment financing company bearing interest at 3.95%. Monthly payments of principal and interest of $7,392 due February 2021 through January 2026.	$235,855	$256,538

Note payable to an equipment financing company bearing interest at 3.95%. Monthly payments of principal and interest of $5,230 due December 2020 through November 2025.	$157,554	$167,729

Note payable to an equipment financing company bearing interest at 3.95%. Monthly payments of principal and interest of $5,201 due November 2020 through October 2025.	$152,048	$162,214

Note payable to an equipment financing company bearing interest at 3.95%. Monthly payments of principal and interest of $5,201 due October 2020 through September 2025.	$142,699	$152,968

Note payable to an equipment financing company bearing interest at 3.95%. Monthly payments of principal and interest of $679 due August 2020 through July 2025 (note amended)	$18,017	$132,952

Note payable to an equipment financing company bearing interest at 3.95%. Monthly payments of principal and interest of $4,662 due August 2020 through July 2025 (note amended)	$125,599	$0

Note payable to an equipment financing company bearing interest at 3.95%. Monthly payments of principal and interest of $5,201 due August 2020 through July 2025.	$147,381	$157,599

Note payable to the individual seller of the landscaping and recovery services business to NSR LLC bearing interest at 5%. Monthly payments of $5,000 are due through October 2023 with a $100,000 balloon due November 2023	$113,225	$140,003

Non-interest bearing note payable to an equipment financing company with monthly principal payments of $5,842 due December 2021 through November 2023	$35,970	$64,256

Note payable to an equipment financing company bearing interest at 9%. Due to three month COVID-19 payment suspension, monthly payments of principal and interest increased from $3,933 to $3,993 and extended three months through December 2023	$34,660	$49,349

Note payable to an equipment financing company bearing interest at 5.94%. Monthly payments of principal and interest of $1,174 beginning January 2022 through March 2028	$48,178	$63,390

Note payable to an equipment financing company bearing interest at 8%. Due to three month COVID-19 payment suspension, monthly payments of principal and interest increased from $2,410 to $2,452 and extended three months through December 2023	$21,380	$30,495

Note payable to an equipment financing company bearing interest at 9%. Due to three month COVID-19 payment suspension, monthly payments of principal and interest increased from $1,861 to $1,890 and extended three months through December 2023	$16,407	$23,359

Note payable to an equipment financing company bearing interest at 8%. Due to three month COVID-19 payment suspension, monthly payments of principal and interest increased from $1,808 to $1,840 and extended three months through December 2023	$16,032	$22,863

Note payable to an equipment financing company bearing interest at 11%. Due to five month COVID-19 payment suspension, monthly payments of principal and interest of $1,692 due from August through July 2023 with a $10,152 balloon payment in August 2023	$11,640	$20,843

Note payable to an equipment financing company bearing interest at 12%. Due to five month COVID-19 payment suspension, monthly payments of principal and interest of $1,749 due from August 2020 through June 2023 with a $10,496 balloon payment in July 2023	$10,382	$19,886

Note payable to an equipment financing company bearing interest at 8%. Monthly payments of principal and interest of $977 due through Aug-24	$11,083	$18,236

Note payable to an equipment financing company bearing interest at 8%. Monthly payments of principal and interest of $932 due through Sep-24	$101,450	$18,236

Note payable to an equipment financing company bearing interest at 8%. Monthly payments of principal and interest of $766 due through Aug-24	$8,649	$14,514

Note payable to an equipment financing company bearing interest at 8%. Due to three month COVID-19 payment suspension, monthly payments of principal and interest increased from $751 to $765 and extended three months through January 2024	$7,367	$10,175

Note payable to an equipment financing company bearing interest at 10.64%. Monthly payments of principal and interest of $1,060 due through Feb-27	$30,208	$42,656

Note payable to an individual bearing interest at 12%. Monthly payments of interest of $5,000 starting on March 17, 2022 and due through February 2023. The principal is due no later than February 17, 2023, with no penalty for prepayment	$500,000	$500,000

Note payable to an individual bearing interest at 12%. Monthly payments of interest of $10,000 starting on Dec 15, 2022 and due through Dec 2023. The principal is due no later than Dec 15, 2023, with no penalty for prepayment	$1,000,000	$1,000,000

Note payable to an equipment financing company bearing interest at 11.45%. Monthly payments of principal and interest of $18,121 due through Mar-27	$672,214	$729,954

Note payable to an equipment financing company bearing interest at 11.45%. Monthly payments of principal and interest of $11,312 due through Mar-27	$419,625	$455,668

Note payable to an equipment financing company bearing interest at 12.45%. Monthly payments of principal and interest of $7,762 due through Apr-27	$282,776	$311,037

Note payable to an equipment financing company bearing interest at 12.13%. Monthly payments of principal and interest of $2,610 due through Apr-27	$95,645	$105,273

Note payable to an equipment financing company bearing interest at 12.00%. Monthly payments of principal and interest of $812 due through Jun-28	$36,517	$39,129

Note payable to an equipment financing company bearing interest at 10.59%. Monthly payments of principal and interest of $7,067 due through Jun-28	$328,116	$352,562

Note payable to an equipment financing company bearing interest at 10.20%. Monthly payments of principal and interest of $4,359 due through Apr-27	$165,250	$182,586

Note payable to an equipment financing company bearing interest at 11.86%. Monthly payments of principal and interest of $2,588 due through May-25	$55,064	$65,101

Note payable to an equipment financing company bearing interest at 3.61%. Monthly payments of principal and interest of $7,907 due through Apr-27	$339,230	$380,264

Note payable to an equipment financing company bearing interest at 3.61%. Monthly payments of principal and interest of $6,937 due through Apr-27	$297,606	$333,606

Note payable to an equipment financing company bearing interest at 3.49%. Monthly payments of principal and interest of $7,118 due through Apr-27	$306,045	$343,157

Note payable to an equipment financing company bearing interest at 7.70%. Monthly payments of principal and interest of $2,416 due through May-27	$99,536	$108,319

Note payable to an equipment financing company bearing interest at 6.99%. Monthly payments of principal and interest of $14,056 due through Jun-27	$618,608	$649,896

Note payable to an equipment financing company bearing interest at 6.99%. Monthly payments of principal and interest of $2,307 due through Jun-27	$101,523	$106,658

Note payable to an equipment financing company bearing interest at 6.99%. Monthly payments of principal and interest of $1,468 due through Jun-27	$64,583	$67,848

Note payable to an equipment financing company bearing interest at 6.99%. Monthly payments of principal and interest of $2,780 due through Jun-27	$122,328	$128,513

Note payable to a financing company bearing interest at 78%. Weekly payments of principal and interest of $8,719 due through 6/1/2023 (note retired)	$-	$143,257

Note payable to a financing company bearing interest at 100%. Weekly payments of principal and interest of $5,346 due through 3/1/2023 (note retired)	$-	$43,777

Note payable to a financing company bearing interest at 117%. Weekly payments of principal and interest of $3,000 due through 3/1/2023 (note retired)	$-	$28,927

Note payable to an equipment financing company bearing interest at 6.99%. Monthly payments of principal and interest of $5,064 due through Sep-27	$237,125	$240,827

Note payable to an equipment financing company bearing interest at 8.3%. Monthly payments of principal and interest of $6,474 due through Oct-27	$295,408	$304,244

Note payable to an equipment financing company bearing interest at 8.3%. Monthly payments of principal and interest of $6,474 due through Oct-27	$295,408	$304,244

Note payable to an equipment financing company bearing interest at 10.6%. Monthly payments of principal and interest of $3,618 due through Dec-27	$163,655	$165,809

Note payable to an equipment financing company bearing interest at 10.6%. Monthly payments of principal and interest of $3,836 due through 12/1/2027 (Note Retired)	$162,126	$175,831

Note payable to an equipment financing company bearing interest at 3.4%. Monthly payments of principal and interest of $12,767 due through Nov-24	$211,519	$271,826

Note payable for real estate bearing interest at 8.0% and balloon pmt at end of term Monthly interest of $7,029 with balloon of $1,054,300 due through Aug-25	$1,054,300	$1,054,300

Note payable to an equipment financing company bearing interest at 7.5%. Monthly payments of principal and interest of $11,850 due through Sep-28	$607,523	$654,943

Note payable to an equipment financing company bearing interest at 7.5%. Monthly payments of principal and interest of $2,689 due through Sep-28	$137,842	$148,601

Note payable to an equipment financing company bearing interest at 7.5%. Monthly payments of principal and interest of $830 due through Sep-28	$42,540	$45,861

Note payable to an equipment financing company bearing interest at 8.0%. Monthly payments of principal and interest of $12,135 due through Nov-28	$630,658	$677,231

Note payable to an equipment financing company bearing interest at 8.0%. Monthly payments of principal and interest of $10,967 due through Nov-28	$569,999	$612,092

Note payable to an equipment financing company bearing interest at 10.0%. Monthly payments of principal and interest of $2,032 due through Sep-24	$49,261	$40,690

Note payable to an equipment financing company bearing interest at 10.0%. Monthly payments of principal and interest of $2,482 due through Sep-24	$28,485	$49,711

Note payable to an equipment financing company bearing interest at 7.5%. Monthly payments of principal and interest of $1,220 due through Sep-27	$44,019	$59,220

Note payable to a 1.49 factor rate on $850,000 Weekly payments of principal and interest of $9,333 due through 6/1/2023 (note retired)	$-	$185,815

Convertible Note bearing interest only payments of 10% or $9,167	$1,100,000	$1,100,000

Note payable to a 1.49 factor rate on $850,000 Weekly payments of principal and interest of $14,530 due through 5/29/2023 (note retired)	$-	$0

Note payable to a 1.41 factor rate on $850,000 Weekly payments of principal and interest of $18,498 due through Apr-24	$645,582.85	$0

Note payable to a 1.49 factor rate on $500,000 Weekly payments of principal and interest of $26,250 due through Aug-23	$92,593.69	$0

Note payable to a 1.40 factor rate on $300,000 Weekly payments of principal and interest of $26,250 due through 6/13/2023 (note retired)	$-	$0

Note payable to a 1.40 factor rate on $350,000 Weekly payments of principal and interest of $30,625 due through 6/13/2023 (note retired)	$-	$0

Note payable to an equipment financing company bearing interest at 10.59%. Monthly payments of principal and interest of $3,835 due through Feb-28	$173,547	$0

Note payable to an equipment financing company bearing interest at 9.89%. Monthly payments of principal and interest of $7,549 due through Jan-28	$346,964	$0

Note payable to an equipment financing company bearing interest at 9.89%. Monthly payments of principal and interest of $7,549 due through Jan-28	$346,964	$0

Note payable to an equipment financing company bearing interest at 7.04%. Monthly payments of principal and interest of $92,632 due through Apr-24	$926,324	$0

Note payable to a 1.49 factor rate on $150,000 Daily payments of principal and interest of $2,502 due through Jul-23	$1,669	$0

Note payable to a 1.49 factor rate on $150,000 Daily payments of principal and interest of $2,502 due through Jul-23	$1,669	$0

Note payable to a 1.49 factor rate on $330,000 Daily payments of principal and interest of $9,893 due through 6/1/2023 (originated and repaid in same qtr)	$-	$0

Note payable to a 1.47 factor rate on $1,000,000 Daily payments of principal and interest of $14,790 due through Nov-23	$931,592	$0

Note payable to a 1.49 factor rate on $1,000,000 Daily payments of principal and interest of $17,845 due through Oct-23	$1,000,000	$0

Note payable to a 1.49 factor rate on $500,000 Daily payments of principal and interest of $10,707 due through Oct-23	$500,000	$0

Note payable to a 1.49 factor rate on $500,000 Daily payments of principal and interest of $9,369 due through Oct-23	$500,000	$0

Note payable to a 1.49 factor rate on $250,000 Daily payments of principal and interest of $5,071 due through Oct-23	$250,000	$0

Convertible Note bearing interest only payments of 12% or $192,000 annually.	$1,600,000	$0

Total notes payable to unrelated parties	$34,789,858	$32,433,582
Short-term portion of notes payable	$10,097,581	$8,212,178

Long-term portion of notes payable	$24,692,277	$24,221,403

The schedule of future maturities on the above notes are as follows:

Year	June 2023	Dec 2022
2023	$10,972,238	$5,074,985
2024	3,973,817	3,533,458
2025	4,461,942	3,319,147
2026	2,769,548	2,717,453
2027	2,170,065	4,918,006
2028 & after	10,442,248	12,870,553

Note Payable - Related Parties

For the six months ended June 30, 2023 and July 2, 2022, the Company borrowed $1,500,000 and $500,000, respectively, from John Spencer on notes issued February 5, 2022 and December 15, 2022 bearing 12% simple interest over a one year term. The February 5, 2022 note was subsequently extended an additional 12 months on February 4, 2023. The Company made monthly interest only payments on these note(s) payable as of June 30, 2023.

Note Payable – Debt Restructure

The Company restructure several equipment loans during the three-month ending June 30, 2023. The restructuring did not affect the term of the loan but allowed the Company to forgo monthly payments for a period of 30 to 90 days without recourse.

Convertible Notes

On November 8, 2022, we issued to a private investor a convertible note in the amount of $1,100,000 bearing 10% interest at a conversion price of $0.50 per share of common stock. These securities were issued in reliance on Section 4(a)(2) of the Securities Act

On May 5, 2023, we issued to a private investor a convertible note in the amount of $1,200,000 bearing 12% interest at a conversion price of $0.50 per share of common stock. On May 12, 2023 the value of the convertible note was increased to $1,600,000 bearing the same 12% interest and $0.50 conversion price. These securities were issued in reliance on Section 4(a)(2) of the Securities Act

Note 10 - STOCKHOLDERS’ EQUITY

Preferred Stock

On December 31, 2019, the Company’s Board of Directors adopted articles of incorporation in the state of Delaware authorizing, without further vote or action by the stockholders, to create out of the unissued shares of the Company’s common stock, $0.0001 par value Preferred Stock. The Board of Directors is authorized to establish, from the authorized and unissued shares of Preferred Stock, one or more classes or series of shares, to designate each such class and series, and fix the rights and preferences of each such class of Preferred Stock; which class or series shall have such voting powers, such preferences, relative, participating, optional or other special rights, and such qualifications, limitations or restrictions as shall be stated and expressed in the resolution or resolutions providing for the issuance of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The articles of incorporation and designation authorizes the issuance of 5,000,000 shares of Preferred Stock, of which 100 shares have been designated as Series A Preferred Stock, of which 90 of Series A are issued and outstanding as of March 31, 2023. Each holder of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Series A Preferred Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter, with each share casting a vote equal to: the quotient of the sum of all outstanding shares of common stock together with any and all other securities of the Company that provide for voting on an “as converted” basis divided by 0.99.

Common Stock

As of June 30, 2023, and December 31, 2022, the Company had 245,000,000 shares of common stock authorized with a par value of $0.0001. There were 84,360,892 and 74,631,742 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.

Equity Transactions During the Period

The following issuances of common stock affected the Company’s Stockholders’ Equity:

Three months ending March 31, 2023

On January 1, 2023, we issued 250,000 shares of Common Stock to a private investor based on a subscription price of $1.00 per share with an aggregate value of $250,000. These shares were issued in reliance on Section 4(a)(2) of the Securities Act.

On January 1, 2023, we issued 1,603 shares of Common Stock to an independent Board of Director at an aggregate value of $10,003 in exchange for services. These shares were issued in reliance on Section 4(a)(2) of the Securities Act.

On January 1, 2023, we issued 1,603 shares of Common Stock to an independent Board of Director at an aggregate value of $10,003 in exchange for services. These shares were issued in reliance on Section 4(a)(2) of the Securities Act.

On January 1, 2023, we issued 1,603 shares of Common Stock to an independent Board of Director at an aggregate value of $10,003 in exchange for services. These shares were issued in reliance on Section 4(a)(2) of the Securities Act.

On January 4, 2023, we issued 250,000 shares of Common Stock to a private investor based on a subscription price of $1.00 per share with an aggregate value of $250,000. These shares were issued in reliance on Section 4(a)(2) of the Securities Act

On January 30, 2023, we issued 13,181 shares of Common Stock to the Company’s CFO based on a employment agreement with an aggregate value of $1.32. These shares were issued in reliance on Section 4(a)(2) of the Securities Act.

On March 2, 2023, we issued 4,538 shares of Common Stock to an independent Board of Director at an aggregate value of $9,167 in exchange for services. These shares were issued in reliance on Section 4(a)(2) of the Securities Act.

On March 8, 2023, we issued 75,000 shares of Common Stock to a private investor based on a subscription price of $1.00 per share with an aggregate value of $75,000. These shares were issued in reliance on Section 4(a)(2) of the Securities Act

On March 8, 2023, we issued 100,000 shares of Common Stock to a private investor based on a subscription price of $1.00 per share with an aggregate value of $100,000. These shares were issued in reliance on Section 4(a)(2) of the Securities Act

On March 21, 2023, we issued 33 shares of Common Stock to an independent Board of Director at an aggregate value of $0 in exchange for services. These shares were issued in reliance on Section 4(a)(2) of the Securities Act.

On March 21, 2023, we issued 33 shares of Common Stock to an independent Board of Director at an aggregate value of $0 in exchange for services. These shares were issued in reliance on Section 4(a)(2) of the Securities Act.

On March 21, 2023, we issued 33 shares of Common Stock to an independent Board of Director at an aggregate value of $0 in exchange for services. These shares were issued in reliance on Section 4(a)(2) of the Securities Act.

On March 31, 2023, we issued 50,000 shares of Common Stock to a private individual with an aggregate value of $5 based on a mutual release agreement. These shares were issued in reliance on Section 4(a)(2) of the Securities Act.

Three months ending June 30, 2023

On May 16, 2023, we issued 127,457 shares of Common Stock to a vendor at an aggregate value of $63,728.50 in exchange for services. These shares were issued in reliance on Section 4(a)(2) of the Securities Act.

On May 19, 2023, we issued 7,000,000 shares with an aggregate value of $8,820,000 in exchange for payment of raw materials. These shares were issued in reliance on Section 4(a)(2) of the Securities Act.

On May 23, 2023, we issued 2,000,000 shares with an aggregate value of $2,700,000 in exchange for payment of raw materials. These shares were issued in reliance on Section 4(a)(2) of the Securities Act.

On May 30, 2023, we issued 27,000 shares of Common Stock to an independent Board of Director at an aggregate value of $0 in exchange for services. These shares were issued in reliance on Section 4(a)(2) of the Securities Act.

On May 30, 2023, we issued 27,000 shares of Common Stock to an independent Board of Director at an aggregate value of $0 in exchange for services. These shares were issued in reliance on Section 4(a)(2) of the Securities Act.

On June 23, 2023, we issued 50,000 shares of Common Stock to a private investor based on a subscription price of $1.00 per share with an aggregate value of $50,000. These shares were issued in reliance on Section 4(a)(2) of the Securities Act

Convertible Notes

On November 8, 2022, we issued to a private investor a convertible note in the amount of $1,100,000 bearing 10% interest at a conversion price of $0.50 per share of common stock. These securities were issued in reliance on Section 4(a)(2) of the Securities Act

On May 5, 2023, we issued to a private investor a convertible note in the amount of $1,200,000 bearing 12% interest at a conversion price of $0.50 per share of common stock. On May 12, 2023 the value of the convertible note was increased to $1,600,000 bearing the same 12% interest and $0.50 conversion price. These securities were issued in reliance on Section 4(a)(2) of the Securities Act

Warrants

On October 5, 2022, we issued to a service provider a warrant to purchase up to 2,000,000 shares of Common Stock at an exercise price of $1.00 per share (the “ACCEL Warrant”); as of June 20, 2023 the outstanding shares were 1,650,000. These securities were issued in reliance on Section 4(a)(2) of the Securities Act.

On December 13, 2022, we issued to a private investor a warrant to purchase up to 25,000 shares of Common Stock in connection with the private investors common stock purchase; as of June 20, 2023 the outstanding shares were 25,000. These securities were issued in reliance on Section 4(a)(2) of the Securities Act

On December 13, 2022, we issued to a private investor a warrant to purchase up to 50,000 shares of Common Stock in connection with the private investors common stock purchase; as of June 20, 2023 the outstanding shares were 50,000. These securities were issued in reliance on Section 4(a)(2) of the Securities Act

On December 22, 2022, we issued to a private investor a warrant to purchase up to 50,000 shares of Common Stock in connection with the private investors common stock purchase; as of June 20, 2023 the outstanding shares were 50,000. These securities were issued in reliance on Section 4(a)(2) of the Securities Act

On December 22, 2022, we issued to a private investor a warrant to purchase up to 35,000 shares of Common Stock in connection with the private investors common stock purchase; as of June 20, 2023 the outstanding shares were 35,000. These securities were issued in reliance on Section 4(a)(2) of the Securities Act

On December 22, 2022, we issued to a private investor a warrant to purchase up to 25,000 shares of Common Stock in connection with the private investors common stock purchase; as of June 20, 2023 the outstanding shares were 25,000. These securities were issued in reliance on Section 4(a)(2) of the Securities Act

NOTE 11 – ACQUISITIONS

Mulch Manufacturing, Inc. Acquisition

On January 31, 2020, the Company entered into a Business Combination Agreement (the “Mulch Acquisition”) with Mulch Maufaturing, Inc (“MM”) and its sole shareholder, Ralph Spencer (“Spencer”) (collectively the “MM Parties”), pursuant to which the Company acquired all of the shares of MM. Upon closing, MM became a wholly owned subsidiary of SGTM.

Pursuant to the Mulch Acquisition, at the effective time of the acquisition:

●	All of MM’s outstanding common stock was exchanged for an aggregate of 40,000,000 shares of SGTM’s common stock.

●	One million shares previously issued to the MM shareholder in connection with the sale of equipment by MM to NSR LLC in November 2019 were cancelled.

●	There were specific excluded assets that were retained by Spencer and treated as transferred to Spencer prior to the acquisition consisting of cash, real estate, and certain vehicles and equipment. Spencer agreed to allow the Company to use some of the real estate rent-free until January 31, 2022, at which time the Company has the option of either leasing or purchasing it at the fair market value (see Note 12). The Company has estimated the value of the rent abatement and included it as an ROU asset, as noted below, in the amount of $817,503.

●	All of the existing MM notes, notes, accounts receivable, and inventory at the date of the Mulch Acquisition are included in the acquisition and the Company has immediate possession of them by its ownership of MM. However, the 40 million shares of the Company’s common stock that was issued as consideration was based on these assets being removed from MM prior to the acquisition. The value of these assets are valued separately from the share exchange and that certain demand promissory note payable to Spencer in the amount of approximately $14 million was adjusted to reflect the value of the inventory, accounts receivable, and any other sums lent by Spencer to MM.

The Company accounted for these transactions in accordance with the acquisition method of accounting for business combinations. An independent appraisal, made in February 2020, determined the fair market value of MM’s property and equipment to be $17,228,295. Assets and liabilities of the acquired business were included in the audited condensed consolidated balance sheets as of December 31, 2022 and January 1, 2022, based on their respective estimated fair values on the date of acquisition. Based on a closing market price of $0.15 per share on the January 31, 2020, business combination date, the assumption of net liabilities plus a bargain purchase recognition and asset write-up.

Day Dreamer Productions LLC Acquisition

The Company entered into an agreement to acquire 100% of the membership interest of Day Dreamer Productions, LLC around January 18, 2021, in exchange for 200,000 shares of the Company’s stock. This transaction was closed on December 30, 2021, when the Company issued the shares to its sole member. This member was also retained as an employee with responsibility for managing the activities of Day Dreamer Productions, LLC.

Jasper Sawmill Acquisition

Jasper, Florida. In December 2021, we closed on an acquisition of a sawmill in Jasper, Florida. The Jasper Mill is capable of sawing southern yellow pine lumber as well as residual products, including pine bark, pine chips, pine dust, and pine shavings. The Company acquired this facility for $7.5M, assumed the sellers debt obligations under a distressed sale due to COVID-19 and recorded a bargain purchase gain of $2.2M based upon appraised value of $9.8M.

Beaver Sawmill Acquisition

Beaver, Washington. The Company purchased this facility in 2 transactions which occurred on December 31, 2021 and March 16, 2022. The building assets were transacted on December 31, 2021, through the sale of 400,000 shares of common stock @ $8.05 per share or $3,220,000. The Company recorded the value of the building assets at $9.24 due to the valuation of the Company’s common stock on the building asset closing date which adjusted the purchase price valuation for building assets from $3,220,000 to $3,696,000. The Company purchased the land assets on March 16, 2022, through cash proceeds totaling $1,025,475. The acquisition of the facility is characterized as a distressed sale resulting from global economic situations caused by COVID-19. The Company had the facility appraised and was provided a “as is” property valuation of $20,039,580, versus purchase price of $4,721,475. The Company recorded a bargain purchase gain of $15,318,105 across 2 fiscal years, ending January 2,2022 and December 31, 2022, due to the timing of the transactions. The Beaver facility is approximately 100,000 square feet and resides on 44.6 acres. The facility will be capable of producing 100+ million board feet of lumber per year once retrofitted for production. The planned operations at the Beaver Washington facility is earmarked to begin at the close of 2023 allowing the Company launch our operations on the West Coast which will increase our lumber, mulch, and soil/fertilizer distribution to the west coast of the United States. The mill is located in a federally approved Economic Opportunity Zone and it is eligible for certain tax credits. Our ownership and operation of the mill is supported by the nearby municipal and state governments.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Inventory Purchases

VRM Biologik

On August 9, 2022, the Company entered into a restricted sublicense agreement (collectively with the VRM Sublicense Amendment defined below, the “VRM Sublicense”) with a soil technology company, VRM Global Holdings Pty Ltd (“VRM Global”), and its wholly owned subsidiary VRM International PTY LTD (“VRM International,” together with VRM Global, collectively referred to herein together as the “Licensor”). The VRM Sublicense was amended on October 12, 2022 (the “VRM Sublicense Amendment”), to expand collaboration between the Company and Licensor and add the Licensor’s wholly owned subsidiary VRM Biologik Inc. (the “VRM Biologik”), among other things.

Pursuant to the VRM Sublicense, the Licensor granted the Company a restricted sub-license, pursuant to which the Licensor will allow the Company to use certain rights and entitlements and provide the Company with certain catalyst ingredients which will allow the Company to manufacture Humisoil® and XLR8® Bio (the “VRM Products”). These products are made using wood materials provided by the Company and the Licensor’s technology and catalyst ingredients to be acquired by the Company from the Licensor or produced by the Company pursuant to the VRM Sublicense. In addition, the VRM Sublicense grants the Company the non-exclusive right to distribute the VRM Products throughout the U.S., the exclusive right to market and distribute these products in packaging of less than one cubic yard in addition to the right to exclusively manufacture the Licensor’s catalyst ingredients in Florida, Washington State and the Caribbean (the “Exclusive Territory”).

The Company agreed to sell to Licensor the VRM Products manufactured by the Company in amounts determined in the sole discretion of the Company at an agreed-on price. In addition, Licensor has agreed to assign to the Company rights held by the Licensor to repurchase the VRM Products manufactured by others within the Exclusive Territory and an option to acquire such rights outside such territory.

In addition, pursuant to the VRM Sublicense Amendment, the Company acquired from Licensor 10% of VRM Biologik, certain catalyst ingredients for future delivery to be used in the Company’s production of Humisoil®, XLR8® Bio and other products, co-location of Licensor’s production facilities with the Company’s facilities in Florida and the state of Washington and development of an agreed plan to complete licensed manufacture of soil amendment catalysts in other strategic locations across the U.S. The catalyst ingredients, along with other inputs to be acquired by the Company from the Licensor and other suppliers are expected to be sufficient to produce a minimum of 4,000,000 cubic yards of Humisoil® and its companion products.

The Term of the VRM Sublicense is for a period of ten years from October 12, 2022 with the option to renew it for a five-year period. The VRM Sublicense may be terminated by written agreement of the parties, or immediately by the Licensor if the Company amends or alters any of the inputs, outputs, products, marks, materials, media, recipes, or any of the processes as described in any of the manuals provided by Licensor to the Company except as permitted by the VRM Sublicense or appointment of a liquidator, administrator, receiver, receiver and manager, mortgagee in possession or other external controller appointed by virtue of the laws of insolvency or appointed by a creditor, by VRM Global or by the holder of security over the assets of VRM Global or an assignment of VRM Global’s rights pursuant to the VRM Sublicense without the approval of VRM Global. VRM Global may terminate the VRM Sublicense if at any time the Company is in breach of any of the terms or conditions of the VRM Sublicense and it fails to remedy such breach within 30 days of notice from Licensor. In consideration of the grant of the VRM Sublicense, the Company initially issued to the Licensor, 500,000 shares of the Company’s common stock upon execution of the VRM Sublicense and an additional 6,000,000 shares upon execution of the VRM Sublicense Amendment. Additionally, the Company agreed to pay the Licensor an aggregate of $1,000,000 in cash in two installments, with the first installment of $500,000 payable within 10 days of the Company’s completing an initial public offering of its common stock in order to raise cash (the “IPO”) and the second payment due on the one-year anniversary of the date of the IPO. In addition, pursuant to the VRM Sublicense Amendment, the Company agreed to pay VRM Global an aggregate of $7,200,000 payable in tranches of $3,600,000 by December 31, 2022 and two payments of $1,800,000 on each of May 31, 2023 and October 31, 2023. If the Company does not complete the IPO by February 4, 2023 or make the $500,000 payment within 10 days of such date, VRM Global may terminate the VRM Sublicense and, the Company will be obligated to pay the Licensor its then market rates for all inputs utilized by the Company in the production of Humisoil®, XLR8® Bio and other products produced using these inputs during the term of the VRM Sublicense.

On May 15, 2023 the Company, VRM International, VRM Global and VRM Biologik entered into an amendment to the VRM Sublicense Agreement whereby the Company agreed to issue VRM Global 7,000,000 shares of its common stock in lieu of the aggregate of $7,200,000 in cash payments and the $1,000,000 cash payments previously required to be made by the Company pursuant to the VRM Sublicense.

New Earth Technologies PTE, LTD

On May 17, 2023 (the “New Earth Effective Date”), the Company entered into a product purchase agreement (the “Product Purchase Agreement”) with New Earth Technologies PTE, LTD (“New Earth”), whereby the Company purchased 1,565,520 gallons of catalyst ingredients (the “Catalyst Products”) to manufacture an estimated aggregate 4 million cubic yards of Humisoil, XLR8 Bio and other products. The purchase price for the ingredients consisted of 2,000,000 shares of our unregistered common stock which we issued to New Earth on May 22, 2023 and a cash payment of $5,000,000 payable in 60 monthly payments of $83,333 commencing on June 17, 2023. While the Product Purchase Agreement requires delivery of the Catalyst Products on the New Earth Effective Date, we have orally agreed with New Earth]to receive shipments of the ingredients in the coming months. The Product Purchase Agreement cannot be terminated by either party and entitles either party to bring an action for specific performance if any provision of the agreement is not performed in accordance with its terms, in addition to any other remedy to which such party is entitled at law or in equity. The Agreement also contains additional covenants, representations and warranties that are customary of product purchase agreements.

Legal Claims

Ralph Spencer Litigation

First Complaint and Settlement.

On March 25, 2021, the Company filed a civil complaint (the “First Complaint”) in Florida’s Ninth Judicial Circuit Court in Orange County, Florida against Ralph Spencer (“Spencer”), the former owner and CEO of Mulch Manufacturing, Inc., alleging certain tortious interference with the Company’s business operations and dealings. On April 1, 2021, the Company was granted an Emergency Temporary Injunction by the Court enjoining Mr. Spencer from, among other things, further attempts to interfere with the Company’s business operations.

On August 16, 2021, the parties entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), wherein, among other provisions, all outstanding debt was extinguished. The Company recognized a $17,484,728 capital contribution, credited to Additional Paid-in Capital, from the extinguishment of debt.

The Company also agreed to pay Spencer $25,650,000 plus interest as follows:

(a)	Issuing Spencer a promissory note in the amount of $10,650,000 accruing interest at 6% per annum secured by four properties located in Florida and another in Georgia (the “Settlement Note”). The Settlement Note is amortized monthly over 20 years with a balloon payment of any outstanding balance on its third anniversary. The Company is current on all Settlement Note obligations as of the date of this Registration statement; and
(b)	Paying Spencer a total of $15,000,000 in exchange for the redemption of Spencer’s 40,000,000 shares of common stock and any and all ownership interests in which he may have or claim (the “Redemption Payment”). The Redemption Payment is to be paid to Spencer according to the following schedule: (i) $3,300,000 on October 15, 2021 in exchange for 8,797,800 common stock shares; and (ii) twenty-four (24) payments of $487,500 on the 15th of each month, commencing November 15, 2021, each for 1,300,091.67 common stock shares. Spencer executed a letter of instruction to the Company’s transfer agent, Pacific Stock Transfer, and provided all shares to the transfer agent to allow for the immediate redemption upon each payment.

On October 11, 2021, the First Complaint was voluntarily dismissed with prejudice as provided for in the Settlement Agreement.

Second Complaint.

On April 19, 2022, the Company together with its wholly owned subsidiary Mulch Manufacturing, Inc., (referred to together as the “Plaintiffs”) filed a civil complaint in Florida’s Ninth Judicial Circuit Court in Orange County, Florida Case No. 2022-CA-003280-O (the “Second Complaint”) against Spencer alleging that (i) Spencer breached the Settlement Agreement by disclosing confidential settlement terms to third parties and violating the non-disparagement provisions by repeatedly disparaging and defaming Anthony Raynor, Tami Raynor, and other officers, agents, and employees of the Plaintiffs, (ii) that Spencer engaged in certain tortious interference with the Company’s advantageous business relationships, and (iii) that Spencer engaged in a systematic campaign to defame, disparage and spread false statements about the Company and its employees, agents and representatives, including family members of Company employees.

On December 13, 2022 (the “Effective Date”), the Plaintiffs, Tami Raynor and Anthony Raynor (collectively, “Raynor”), and Ralph Spencer (“Spencer”), by and through his attorney-in-fact Christie Spencer and his court-appointed attorney, Christine J. Lomas, and Christie Spencer, as Ralph Spencer’s attorney-in-fact (together with Spencer, the “Spencer Parties”) ( hereafter “the “Parties” or a “Party”), entered into a Settlement Agreement, (hereafter the “December 2022 Settlement Agreement”), in relation to the Second Complain (the “Business Court Litigation”).

As a complete settlement of the dispute that is the subject of the Business Court Litigation, the Parties agreed to the following material terms as provided for in the December 2022 Settlement Agreement:

Terms Regarding Promissory Note, Mortgage, and Deed to Secure Debt. Within five days of the Effective Date, Spencer and RJ Enterprises of Florida, LLC (“RJ Enterprises”) agreed to convey certain real estate located in Nassau County, Florida (the “RJ Parcels”) to the Company’s wholly owned subsidiary Mulch Manufacturing, Inc. (“Mulch Manufacturing”) free and clear from any and all interests, mortgages, liens, encumbrances, and clouds on the title, including a $200,000 mortgage from RJ Enterprises to Weber Holdings, Ltd. The RJ Parcels are comprised of two tracts of land, one of which is approximately 2.93 acres and the other is approximately 14.9 acres, both of which are located off of U.S. Highway 301 in Callahan, Florida 32011. The Company accounted for this transaction by recording additional fixed assets and APIC by $200,000, respectively, as the

In addition, Spencer agreed to release the real property located at 108 Copeland Street, Jacksonville, Florida 32204 (the “Copeland Parcel”) from the mortgage securing a debt in the original principal amount of $10,650,000 issued by the Company in favor of Spencer as provided for in the Settlement Agreement (the “August 2021 Mortgage”). Further, the Parties agreed to amend the August 2021 Mortgage and the underlying promissory note to increase the principal balance to $11,500,000, which amount will be amortized over twenty (20) years with any and all remaining amounts of principal and interest becoming due and payable sixty months after the date of amendment. The August 2021 Mortgage will be further modified to add the RJ Parcels as collateral security and limit the inspection rights of Spencer and certain other persons and restrict Spencer from selling, transferring, assigning, gifting, encumbering, or placing any liens on the August 2021 Mortgage for a period of two years from the date it is amended. The Company accounted for this transaction by recording additional fixed assets and Notes Payable by $850,000, respectively.

Terms Regarding Common Stock of the Company. According to the terms of the December 2022 Settlement Agreement, the Company agreed with Spencer to redeem 22,101,556 shares of the Company’s common stock he owns (the “Spencer Shares”) in exchange for the Company’s payment to Spencer of $1,000,000. The Company’s obligation to pay Spencer is conditioned on Spencer delivering: (i) a letter of instruction directing the Company’s transfer agent to rescind the issuance of the Spencer Shares, (ii) a quit claim deed to the RJ Parcels to Mulch Manufacturing and (iii) a release of the Copeland Property from the August 2021 Mortgage. In addition, Spencer has represented that he has no rights, options, or warrants to buy additional shares of common stock or any other stock or ownership interests in the Company, that Spencer has not sold, assigned, transferred, encumbered, or gifted, directly or indirectly, any stock, rights, options, warrants, or other ownership interests in the Company to any person or party and that he has no other ownership interests whatsoever in the Company or Mulch Manufacturing.

The December 2022 Settlement Agreement also provides that the Company shall pay Spencer an aggregate of $1,500,000 in installments of $500,000 on April 1, 2023, August 1, 2023 and December 1, 2023 conditioned on Spencer complying with his obligations under the December 2022 Settlement Agreement (the “Additional Amounts”). On December 27, 2022, these conditions were fulfilled and the Company completed the redemption of the 22,101,556 shares of common stock.

Finally, the December 2022 Settlement Agreement provides that the Parties will execute and file a joint stipulation in Business Court Litigation that provides in the event Ralph Spencer and Christie Spencer fail to comply with certain non-harassment obligations provided for in the December 2022 Settlement Agreement, then the unpaid balance of the Additional Amounts will be paid into the registry of the court or an agreed-upon third party as they become due to be held in escrow and released upon agreement or as directed by an order of the court.

NOTE 13 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2023, the Company did not have any deposit amounts in excess of the FDIC insured limit.

For the six months ended June 30, 2023, one customer accounted for 17% of revenue and accounts receivable.

NOTE 14 – SUBSEQUENT EVENTS

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business (including the matters described below). The Company recognizes liabilities for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments or outcomes in such matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.

Such matters included an action against one of the Company’s subsidiaries for settlement of outstanding legal fees relating to an unsuccessful transactions. Based on available information to date, the Company estimates that a resolution of these matters would result in a probable loss of at least $391,137, and was recognized as an accrual on the consolidated balance sheet.

Given the uncertainty inherent in litigation and investigations, the Company does not believe it is possible to develop estimates of reasonably possible losses (or a range of possible losses) in excess of current accruals for such matters. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against the Company is likely to have a materially adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this quarterly report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this annual report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this quarterly report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

The Sustainable Green Team is a provider of environmentally focused business in the arbor care, disposal, recycling, mulch and manufactured soil amendments business. In our business, many of the ingredients and processes we use in the manufacturing process of our products minimize their impact on the environment and are compliant with all applicable environmental laws. We refer to this as an “environmentally focused” business. The Company is a collector of tree debris (“feedstock”), throughout the southeast region of the United States. The Company beneficially-reuses feedstock to manufacture wood-based mulch and lumber products that are sold nationwide. The Company has a division that manufactures and sells soil and proprietary mulch colorants and coloring equipment.

Historically, the harvest and processing of wood has resulted in timber waste and feedstock being sent to landfills and disposal sites, essentially collecting and disposing of useful products. The Sustainable Green Team’s mission is to address this traditional “collect-and-dispose” wasteful model, partly by partnering with a large waste management company, thereby turning feedstock that would otherwise be thrown away into reusable products such as mulch and soil. We believe that our efforts to recycle waste into a biodegradable water conserving mulch product, use of machinery powered by electricity instead of diesel fuel and the production of manufactured soil products forms the basis of our environmentally focused business.

The Sustainable Green Team operates as a holding company with two operating subsidiaries:

●	National Storm Recovery, LLC (“NSR”), a Delaware LLC, operating as “Central Florida Arborcare”, provides arbor care, tree trimming, and storm debris clean-up and disposal services, primarily in the southeastern United States with nationwide capabilities; and

●	Mulch Manufacturing, Inc. (“MMI”), an Ohio corporation, manufactures mulch, lumber and soil products in the United States midwest and southeast regions, and the Ohio Valley. MMI has nationwide distribution channels.

As illustrated below, the Company’s vertically integrated business begins with the collection of feedstock through NSR. Feedstock is then beneficially reused by MMI, for recycling and manufacturing of lumber and mulch. We package our products and sell them to retailers, wholesalers, landscapers, and garden centers nationwide. The diagram also includes soil products that we expect to begin manufacturing and selling in 2023.

We process feedstock through several processing facilities we own that are strategically located in the southeast region of the United States. The Company owns sawmills in Homerville, Georgia; Jasper, Florida; and Beaver, Washington. The Homerville sawmill produces cypress bark for our mulch product lines, as well as marketable lumber. We closed on the acquisitions of the Jasper and Beaver sawmills in December 2021. We currently purchase our pine bark from other sawmills. We expect to commence both lumber and mulch production at the Jasper mill and lumber and soil production at the Beaver mill once a funding source has been secured to purchase raw materials and for working capital for the Jasper sawmill and raw materials, equipment, permitting costs and for working capital for the Beaver sawmill. These planned expenditures are included in our disclosure regarding anticipated capital expenditures. Please see “Management’s Discussion & Analysis of Financial Condition and Results of Operations – Material Cash Requirements” and “Risk Factors – We will require additional funding for our growth plans, and such funding may result in a dilution of your investment.”

The MMI division also creates proprietary mulch dyes, colorants, and mulch processing equipment. We manufacture a range of mulch products with different textures and colors for specific landscape needs using our coloring technology. For example, MMI’s capabilities were instrumental in developing our innovative line of colored mulches that we market under our Nature’s Reflections™ brand, including our patented Softscape® products. The Company also sells to other companies that produce landscaping materials colorants and Cheetah brand coloring equipment that it manufactures.

The Company has begun a transition from a legacy manufacturer to a GreenTech provider resulting from the October 2022 licensing agreement with VRM Biologik. This licensing agreement allows the Company to manufacture and distribute our new product line called HumiSoil which has a net zero carbon output and accelerates the production of humus from 30-50 years, in its natural state, to 6 months based upon catalyst application. When humus is present in the soil, it improves its structure and water-holding capacity. It also enhances nutrient retention, promotes root development, and supports the growth of beneficial soil bacteria and fungi. These microorganisms contribute to nutrient cycling and availability, which:

(reduces the reliance on synthetic fertilizers.)

By using Humisoil, you can effectively replenish and maintain the humus content in your soil. This helps to improve soil fertility, increase crop yields, and promote overall plant health, all while reducing the need for chemical fertilizers. It’s a wonderful eco-friendly solution for sustainable agriculture and gardening practices. The Company has raw materials to produce in excess of 8,000,000 yards of this product which has a wholesale price ranging from $38.00 to $400 per yard based upon channel of distribution. The Company has received purchase order(s) exceeding $46M which it will begin to satisfy in the second half of 2023. Based upon purchase order receipt the company expects to expand gross profit from 11.1% for the six month period ending June 30, 2023 to a projected 19.9% by December 31, 2023; gross profit is projected to exceed 43.0% in 2024 and beyond.

Recent Developments

None.

Results of Operations

For the Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022.

Net Revenue

Net revenue was $77,262,676 for the three months ended June 30, 2023, compared to net revenue of $12,224,356 for the three months ended July 2, 2022. The decrease of $4,961,680 was the result of decreased sales from our Mulch Manufacturing division as the Company focuses inventories on the delivery of its new high margin soil products which are expected to begin shipping in the second half of 2023.

Net revenue was $15,027,526 for the six months ended June 30, 2023, compared to net revenue of $22,553,804 for the six months ended July 2, 2022. The decrease of $7,526,279 was the result of prior years’ industry wide inventory overstock caused by a general decline in the overall Mulch Segment. The Company also optimized one of its core locations, Homerville, during the 1st half of 2023. This optimization is expected to significantly increase revenues of lumber, mulch and soil products with limited adjustments to current labor and overhead rates.

Cost of Goods Sold

Cost of goods sold was $6,588,969 for the three months ended June 30, 2023, compared to cost of goods sold of $12,034,443 for the three months ended July 2, 2022. The decrease of $7,605,483 was due to lower sales volume.

Cost of goods sold was $1,692,839 for the six months ended June 30, 2023, compared to cost of goods sold of $2,024,508 for the six months ended June 30, 2022. The decrease of $331,669 was due to lower sales volume.

Gross Profit

Gross profit was $673,707 for the three months ended June 30, 2023, compared to gross profit of $189,913 for the three months ended July 2, 2022. The gross profit percentage was 9.3% for the three months ended June 30, 2023, compared to 1.6% for the three months ended July 2,2022. The increase is because the company restricted sales of low and negative margin transactions as it uses this inventory for the creation of substantially high margin soil products.

Gross profit was $1,391,508 for the six months ended June 30, 2023, compared to gross profit of $1,312,305 for the six months ended July 2, 2022. The gross profit percentage was 9.3% for the six months ended June 30, 2023, compared to 5.8% for the six months ended July 2, 2022. The increase is because the company restricted sales of low and negative margin transactions as it uses this inventory for the creation of substantially high margin soil products.

Operating Expenses

Operating expenses for the three months ended June 30, 2023, were $2,292,397, compared to $1,301,862 for the three months ended July 2, 2022. The variances were due to the following: (i) increased advertising expense tied to the Company’s new soil product $329,995 (ii) amortization expense of VRM licensing agreement $239,900 (iii) annual payment of Delaware franchise tax $229,609 (iv) remaining balance associated with accounting and legal fees associated with the company’s filing of Form 10 and other administrative charges.

Operating expenses for the six months ended June 30, 2023, were $4,946,771, compared to $2,571,629 for the six months ended July 2, 2022. The variances were as follows: (i) increased advertising expense tied to the Company’s new soil product $654,612 (ii) amortization expense of VRM licensing agreement $479,980 (iii) annual payment of Delaware franchise tax $229,609 (iv) accounting legal and professional fees associated with the company’s filing of Form 10 $551,373 (v) 2022 insurance audit true up $193,513 (vi) and other administrative charges.

Other Income / (Expense)

Other income / (expense) for the three months ended June 30, 2023, were $(2,444,593), as compared to $795,465 for the three months ended July 2, 2022. Interest expense and loan origination fees represent $1.5M of the current period expense. Additional expenses include Employee Retention Credit advances expense of $0.3M, and settlement payments tied to closed litigation totaling $0.6M. The prior year’s gain resulted from debt forgiveness from the paycheck protection program totaling $1.2M which was partially offset by interest expense of $0.5M.

Other income / (expense) expenses for the six months ended June 30, 2023, were ($1,645,681), as compared to $1,052,250 for the six months ended July 2, 2022. Interest expense and loan origination fees represent $2.4M of the current period expense and settle payments tied to closed litigation represent $0.7M, and partly offsetting this expense is payment of the employee retention credit representing nonoperating income of $1.4M. The prior year gain of $1.1M was driven by the aforementioned debt forgiveness from the paycheck protection program of $1.2M and a bargain purchase gain of equipment purchased at auction of $0.6M. These gains were partially offset by prior year interest expense of $0.9M.

Income Tax

Federal Income Tax for the three months ended June 30, 2023, were ($675,801), as compared to $0 for the three months ended July 2, 2022. The company recorded this credit as a deferred tax asset as it expects to materially expand revenues through the new soil segment launching this fall.

Federal Income Tax for the six months ended June 30, 2023, were ($1,293,640), as compared to $0 for the six months ended July 2, 2022. The company recorded this credit as a deferred tax asset as it expects to materially expand revenues through the new soil segment launching this fall.

The Company has received a 2020 Income Tax Audit Letter relating to unpaid insurance provisions in the amount of $745,534 which it believes is not applicable and provided appropriate support; therefore the Company believes the IRS finding does not meet the “more likely than not” accounting standard and has not accrued this expense in the Company’s year to date financial statements.

Net Income / (Loss)

Net Income / Loss for the three months ended June 30, 2023 was ($3,387,481), compared to ($316,485) for the three months ended June 30, 2022.

Net Income / Loss for the six months ended June 30, 2023 was ($3,907,244), compared to ($240,322) for the six months ended June 30, 2022.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023, was $2,972,849 compared to $2,270,567 for the six months ended July 2, 2022. The Company recorded a loss to Net Income of ($3,907,244) which was offset by depreciation, amortization, and prepaid advertising of $3,020,599. Additional adjustment from operating activities resulted from a growth of accounts payable and accrued expenses totaling $3,868,769 due to the Company’s current liquidity position.

Investment Activities

Net cash used in investing activities for the six months ended June 30, 2023, was ($1,646,762) compared to ($3,423,166) for the six months ended June 30, 2022. The Company invested $723,094 in capital improvements to its Beaver facility, $806,765 in capital improvements to its Jasper facility and completed optimization of its Homerville facility of $276,544. Partly offsetting this spend was the sale/leaseback of equipment generating cash of $245,735 over the period.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was ($1,326,086) compared to $419,901 for the six month period ending July 2, 2022. The Company made a balloon payment of $2.7M retiring a long term debt obligation tied to the Jasper property in return the Company entered into a number of short term merchant cash advances to satisfy the payoff obligation. The Company secured a convertible note in the amount of $1.6M and also issued common stock in the amount of $0.6M (via private placement)..

Going Concern

The Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. While the Company is attempting to generate additional revenues through the new soil segment, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The Company will require additional cash funding to fund operations. Therefore, the Company concluded there was substantial doubt about the Company’s ability to continue as a going concern.

To fund further operations, the Company will need to raise additional capital. The Company may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financings. The Company’s ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, the Company will likely be required to reduce its planned expenditures, which could have an adverse impact on the results of operations, financial condition and the Company’s ability to achieve its strategic objective. There can be no assurance that financing will be available on acceptable terms, or at all. The financial statements contain no adjustments for the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern and have a material adverse effect on the Company’s future financial results, financial position and cash flows.

Convertible Promissory Notes

The Company entered into convertible promissory notes during the three month period ending June 30, 2023 totaling $1,600,000. All outstanding convertible notes as of June 30, 2023 are discussed at the related footnote. See footnote #9 and #10 in the notes to the unaudited consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act reasonably likely to have a material effect on our financial condition.

Critical Accounting Policies and Estimates

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and wholly owned subsidiaries MMI and NSR. Intercompany accounts and transactions have been eliminated upon consolidation.

Critical Accounting Estimates

In order to prepare our financial statements in accordance with GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Such estimates are based upon management’s current judgments, which are normally based on knowledge and experience regarding past and current events and assumptions about future events. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

While there are several accounting policies affecting our financial statements, we have identified the following critical accounting estimates that require us to make the most subjective judgments in order to fairly present our consolidated financial statements.

Inventory

Summary:

Product inventories are recorded at the lower of actual cost or fair market value. The Company accounted for intercompany sales between NSR to MMI at the lower of cost or fair market value. NSR shipped 4,106 full truckloads to MMI during 2022. The fair market value of $1,095 for this material is based upon the total amount of wood purchased by MMI in 2022 divided by the total quantity of wood received. The cost value to recognize this inventory in the intercompany sale was $861 per load and the Company applied a 10% intercompany markup on this transaction bringing the value per load to $967 per load.

During the year, we perform monthly periodic cycle counts and write off excess or obsolete inventory as needed for each location. During 2022, inventories related to the production of a new segment were not recorded from January through September of 2023 resulting in a reduction of operating profit. Specifically, monthly “yard inventory” was not included in cycle counts. As a result, the inventory has been understated and these understated amounts were charged directly to the Income Statement (without reconciliation). This process was identified and corrected as part of the Company’s restated financial results for the nine month period ended October 1, 2022. As part of the year end process the plant managers were directed to count “yard inventory” and include them in physical counts. This activity has resulted in a change in management’s estimate for physical inventory.

Judgments and Uncertainties:

Significant judgment is required to estimate the fair market value of our inventory as it requires assumptions and projections to be made based off labor and overheads required for manufacturing of bulk and bagged product. Additionally, timber purchases may vary by “track” of land and the output of these purchases can yield different inputs which in turn impacts quantities of mulch, lumber and soil outputs. We monitor our inventory levels and manufacturing consumption by location to ensure cycle counts align with purchases, burn rates, etc, and record adjustments to inventory levels when inventory counts are out of balance with expected results (beginning inventory + purchases – sales = ending inventory, as compared to, monthly inventory cycle counts).

Sensitivity of Estimates to Change:

As noted above, the “track” of land and output of these purchases yield different qualities which in turn impacts quantities of mulch, lumber and soil outputs and are sensitive to what is received from log vendor(s).

The Company made a change in management estimate for the accounting for yard inventory in the 3rd quarter of 2022, whereby it incorporated inventory counts as disclosed in the Company’s 3rd quarter 2022 and amended financial results. Subsequently, there have been no material changes to the Company’s policies to critical accounting estimates. There have been no additional changes to this estimate in 2023.

Acquisitions

Summary:

From time to time, we enter into strategic acquisitions in an effort to better service existing customers and to attract new customers. We account for acquired businesses using the acquisition method of accounting under ASC 805, which requires the assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. In some instances, Under ASC 805-50-30 the gain or loss on a business combination should be recognized and measured as the difference between the fair value of the assets acquired and the fair value of the liabilities assumed, minus the fair value of any non-controlling interests in the acquired business. This gain or loss is then recognized in the financial statements of the acquiring entity and considered a bargain purchase gain as one time realization for the sale. The Company has acquired assets under distressed conditions resulting in bargain purchase gains. In accordance with ASC 805-50-30, the results of the acquisitions we have completed have valued the acquired assets at “certified appraised value” which have been reflected in our financial statements, thereafter.

Judgments and Uncertainties:

The Company performs annual impairment analysis to ensure the appraised value is aligned with the certified appraised value utilizing projected revenue and operating profit projections of these facilities. Additional leasehold improvements may be required to optimize the performance of these facilities.

Sensitivity of Estimates to Change:

On January 31, 2020, the Company completed the Mulch Acquisition. On December 30, 2021 the Company completed the acquisition of DDP. On December 31, 2021 the Company acquired equipment from the Beaver Washington facility and acquired the accompanying land on March 18, 2022. On December 31, 2021 the Company acquired equipment for the Jasper, Florida facility. Each of these acquisitions were accounted for under ASC 805. See “Note 11 – Acquisitions”.

Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired. We believe the estimates applied to be based on reasonable assumptions, but which are inherently uncertain. As a result, actual results may differ from the assumptions and judgments used to determine the fair values of the assets acquired, which could result in impairment losses in the future. Changes in business conditions may also require future adjustments to the useful lives of assets acquired. If we determine that the useful lives of assets acquired are shorter than we had originally estimated, the rate of amortization may be accelerated.

Goodwill

Summary:

Goodwill represents the acquired fair value of a business in excess of the fair values of tangible and identified intangible assets acquired and liabilities assumed. We test goodwill on an annual basis as part of our year end processes and additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

The goodwill impairment test requires us to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value.

Judgments and Uncertainties:

Significant judgment is required to determine whether impairment indicators exist and to estimate the fair value of our reporting units. Estimating the fair value of reporting units using the discounted cash flow model requires us to make assumptions and projections of revenue growth rates, gross margins, SG&A, capital expenditures, working capital, depreciation, terminal values, and weighted average cost of capital, among other factors.

The assumptions used to estimate fair value consider historical trends, macroeconomic conditions, and projections consistent with our operating strategy. Changes in these estimates could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods.

Sensitivity of Estimates to Change:

During the fourth quarter of the 2022 Fiscal Year, we performed our annual quantitative assessment of goodwill. No goodwill impairment charge was recorded as a result of the testing and the estimated fair value of each of our reporting units substantially exceeded its carrying value.

Revenue

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which was adopted beginning on October 1, 2017, as the Company did not have significant revenues prior to that time. The Company did not record a retrospective adjustment but opted for full retrospective method for all contracts.

The Company recognizes revenue when our performance obligation is satisfied. Our primary performance obligation (the performance of landscape recovery services) is satisfied upon the completion of the landscape services for, or delivery of our products to, our customers. Our products and services are provided for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, generally require payment within 30 days of performance. The Company estimates and reserves for our bad debt exposure based on our experience with past due accounts and collectability, the aging of accounts receivable and our analysis of customer data.

Practical Expedients

As part of ASC 606, the Company has adopted several practical expedients including the Company has determined that it need not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised service to the customer and when the customer pays for that service will be one year or less.

Cash

The Company considers all highly liquid short-term instruments that are purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022. In June, the Company had limited cash on hand due to litigation with former owner which concluded in December of 2022 resulting in the company purchasing back all shares of common stock, 28,602,014 shares, in the amount of $4,937,500 of which $3,437,500 occurred in 2022, $500,000 in the three month period ending June 30, 2023 and has a remaining $1,000,000 to be paid equal instalments in the 3rd and 4th quarters of 2023. The Company is pursuing financing activities to cure the current cash position and expects to restructure its debt through traditional lending which is expected to be completed by the end of the 3rd quarter of 2023.

Accounts Receivable

The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. The Company increased its allowance for doubtful accounts to approximately $180,000 based upon aged receivables. This is an increase of $120,000 verse June 30, 2022.

The Company’s total receivable through the period ended June 3, 2023 was $2,580,478 as compared to the period ended July 2, 2022 of $2,436,324.

Lease

In 2020, the Company adopted ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to be accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating and financing leases with terms longer than 12 months. The Company elected to use the short-term exception and does not record assets/liabilities for short term leases as of June 30, 2023, and December 31, 2022.

The Company’s leases primarily consist of facility leases which are classified as operating leases. The Company assesses whether an arrangement contains a lease at inception. The Company recognizes a lease liability to make contractual payments under all leases with terms greater than twelve months and a corresponding right-of-use asset, representing its right to use the underlying asset for the lease term. The lease liability is initially measured at the present value of the lease payments over the lease term using the collateralized incremental borrowing rate since the implicit rate is unknown. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such an option. The right-of-use asset is initially measured as the contractual lease liability plus any initial direct costs and prepaid lease payments made, less any lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

Leased right-of-use assets are subject to impairment testing as a long-lived asset at the asset-group level. The Company monitors its long-lived assets for indicators of impairment. As the Company’s leased right-of-use assets primarily relate to facility leases, early abandonment of all or part of facility as part of a restructuring plan is typically an indicator of impairment. If impairment indicators are present, the Company tests whether the carrying amount of the leased right-of-use asset is recoverable including consideration of sublease income, and if not recoverable, measures impairment loss for the right-of-use asset or asset group.

Property and Equipment

Property and equipment are recorded at cost. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Machinery, equipment and vehicles are generally depreciated on a straight-line basis over 5 to 10 years.

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in other income.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

The Company records Its intangible assets at cost in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. Finite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated. Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at year end, at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at the reporting level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. During the three months ended June 30, 2023 and July 2, 2022, the Company did not record a loss on impairment. For the twelve months ended December 31, 2022 and January 1, 2022, the Company did not record a loss on impairment.

Fair Value Measurements

As defined in ASC 820, “Fair Value Measurements and Disclosures,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses, payroll liabilities, and advances approximate their fair values based on the short-term maturity of these instruments. The carrying number of notes and convertible promissory notes approximates the estimated fair value for these financial instruments as management believes that such notes constitute substantially all of the Company’s debt and interest payable on the notes approximates the Company’s incremental borrowing rate.

Net Income (Loss) per Common Share

Basic net loss per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of Common Stock equivalents (stock options, unvested restricted stock, and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive.

Inventory

Inventories are stated at the lower of cost or net realizable value, with cost determined by the weighted-average cost method using full absorption costing for manufactured goods.

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options and warrants, in the statements of operations.

For stock options and warrants issued to employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

Pursuant to ASU 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the Company accounts for stock options and warrants issued to non-employees for their services in accordance ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

Income Taxes

Income Taxes

In December 2019, the FASB issued ASU 2019-12, simplifying the Accounting for Income Taxes (Topic 740) as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. This guidance is effective for interim and annual reporting periods beginning within 2021.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized. For tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit in the consolidated financial statements.

For the six months ended June 30, 2023, the Company recognized approximately $0 tax expense and recognizes a deferred tax asset of $2,514,060 on the Company’s balances sheet. The Company’s in year tax provisions are based on a 21% effective rate for federal and state income taxes in 2023 after accounting for permanent differences between book and taxable income. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations.

The Company has received a 2020 Income Tax Audit Letter relating to unpaid insurance provisions in the amount of $745,534 which it believes is not applicable and provided appropriate support; therefore the Company believes the IRS finding does not meet the “more likely than not” accounting standard and has not accrued this expense in the Company’s year to date financial statements.

Related Parties

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 related parties include:

a.	affiliates of the Company;
b.	entities for which investments in their equity securities would be required, absent the election of the FV option under the FV Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity;

c.	trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management;
d.	principal owners of the Company;
e.	management of the Company;
f.	other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and
g.	other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements.

The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard was effective for the Company’s interim and annual periods beginning January 1, 2019, and was applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of ASU 2016–- 02 had a material impact on the Company’s consolidated financial statements and related disclosures.

On August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of 2020. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The adoption of ASU 2016-15 did not have any impact on the Company’s consolidated financial statements and related disclosures.

On January 2017, FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated the calculation of implied goodwill fair value. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. This guidance simplifies the accounting as compared to prior GAAP. The guidance is effective for fiscal years beginning after December 15, 2019. The Company does not expect the implementation of this new pronouncement to have a material impact on its consolidated financial statements.

On May 10, 2017, the FASB issued ASU 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The adoption of ASU 2017-09 did not have any impact on the Company’s consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, simplifying the Accounting for Income Taxes (Topic 740) as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. This guidance is effective for interim and annual reporting periods beginning within 2021.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Risks Related to Our Business

We are a holding company and depend upon our subsidiaries for our cash flows.

We are a holding company. All of our operations are conducted, and almost all of our assets are owned, by our subsidiaries. Consequently, our cash flows and our ability to meet our obligations depend upon the cash flows of our subsidiaries and the payment of funds by these subsidiaries to us in the form of dividends, distributions or otherwise. The ability of our subsidiaries to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities and legal restrictions. Any failure to receive dividends or distributions from our subsidiaries when needed could have a material adverse effect on our business, results of operations or financial condition.

We will require additional funding for our current working capital needs and growth plans, and such funding may result in a dilution of your investment.

We attempted to estimate our funding requirements to implement our current working capital needs and growth plans, including our need for at least $18 million to complete our planned production of pine bark and marketable lumber at the Jasper mill, lumber production at our Beaver sawmill, and the purchase and installation of equipment for our Arborcare, mulch and soil operations and other working capital requirements related to our operations and contractual obligations related to the VRM Sublicense. See “Management’s Discussion & Analysis of Financial Condition and Results of Operations - Material Cash Requirements.” If our growth exceeds those plans or the costs or cash requirements of implementing such plans should exceed these estimates significantly or if we come across opportunities to grow through expansion plans either internally or through acquisitions which cannot be predicted at this time, and our funds generated from our operations prove insufficient for such purposes, we will need to raise additional funds to meet these funding requirements.

These additional funds may be raised by issuing equity or debt securities or by borrowing from banks or other sources. We cannot assure you that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. If we fail to obtain additional financing on terms that are acceptable to us, we will not be able to implement such plans fully if at all. Such financing even if obtained, may be accompanied by conditions that limit our ability to pay dividends or require us to seek lenders’ consent for payment of dividends, or restrict our freedom to operate our business by requiring lender’s consent for certain corporate actions.

Further, if we raise additional funds by way of a rights offering or through the issuance of new shares, any shareholders who are unable or unwilling to participate in such an additional round of fund raising may suffer dilution in their investment.

If the voting power of our capital stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

Anthony Raynor, our Chief Executive Officer, and sole director controls approximately 99% of the voting power of our outstanding capital stock. As a result, Mr. Raynor will have majority voting power over all matters requiring stockholder votes, including: the election of directors; mergers, consolidations, and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution.

This concentration of voting power may delay, deter, or prevent acts that would be favored by our other stockholders. The interests of Mr. Raynor may not always coincide with our interests or the interests of our other stockholders. This concentration of voting power may also have the effect of delaying, preventing, or deterring a change in control of us. Also, Mr. Raynor may seek to cause us to take courses of action that, in his judgment, could enhance his investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders, including investors in this offering. As a result, the market price of our common stock could decline, or our other stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of voting power may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders. See “Description of Capital Stock.”

Our industry and the markets in which we operate are highly competitive and increased competitive pressures could reduce our share of the markets we serve and adversely affect our business, financial position, results of operations and cash flows.

We operate in the tree care, debris removal and storm/disaster recovery services, the mulch and soil products business and mulch colorants and coloring equipment business where barriers to entry generally low, which has led to highly competitive markets consisting of entities ranging from small or local operators to large regional and national businesses, as well as potential customers that choose not to outsource their landscape maintenance services. Any of our competitors may foresee the course of market development more accurately than we do, provide superior service or products, have the ability to deliver similar services or products at a lower cost, develop stronger relationships with our customers and other consumers in the mulch and soil industries and in the tree care, debris removal and storm/disaster recovery services business and lumber production and mulch colorants and coloring equipment business, adapt more quickly to evolving customer requirements, devote greater resources to the promotion and sale of their services and products, access financing on more favorable terms than we can obtain, may have more experienced management or may be more mature as a business than us. In addition, while some regional competitors may be smaller than we are, some of these businesses may have a greater presence than we do in a particular market. As a result of any of these factors, we may not be able to compete successfully with our competitors, which could have an adverse effect on our business, financial position, results of operations and cash flows.

Our customers consider the quality and differentiation of the products and services we provide, our customer service, and price, when deciding whether to buy our products and use our services. As we have strived to establish ourselves as leading, high-quality providers of mulch and soil product, tree care, debris removal and storm/disaster recovery services, lumber production and mulch colorants and coloring equipment, we compete predominantly on the basis of high levels of service and strong relationships. In addition, we seek to enhance our profit margins on mulch sales by using feedstock we obtain from our tree care business and lumber production in our mulch and soil products production. We may not be able to, or may choose not to, compete with certain competitors on the basis of price and accordingly, some of our customers may switch to lower cost suppliers and services providers or perform such services themselves. If we are unable to compete effectively with our existing competitors or new competitors enter the markets in which we operate, or our current customers stop outsourcing their tree care and debris removal maintenance services and storm/disaster recovery services, our financial position, results of operations and cash flows may be materially and adversely affected.

In addition, former employees may start tree care, debris removal and storm/disaster recovery services businesses similar to ours and compete directly with us. While we customarily sign non-competition agreements, which typically continue for one year following the termination of employment, with certain of our employees, such agreements do not fully protect us against competition from former employees and may not be enforceable depending on local law and the surrounding circumstances. Consequently, we cannot predict with certainty whether, if challenged, a court will enforce any non-competition agreement. Any increased competition from businesses started by former employees may reduce our market share and adversely affect our business, financial position, results of operations and cash flows.

Our business success depends on our ability to preserve long-term customer relationships.

Our success depends on our ability to retain our current customers, renew our existing customer contracts, and obtain new business. Our ability to do so generally depends on a variety of factors, including the quality, price, and responsiveness of our products and services, as well as our ability to market these products and services effectively and differentiate ourselves from our competitors. We largely seek to differentiate ourselves from our competitors based on high levels of service, breadth of service offerings and strong relationships and may not be able to, or may choose not to, compete with certain competitors based on price. There can be no assurance that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing or that our current customers will not cease operations, elect to self-operate or terminate contracts with us. In our services segment, we primarily provide services pursuant to agreements that are cancelable by either party upon 30-days’ notice. Consequently, our customers can unilaterally terminate all services pursuant to the terms of our service agreements, without penalty.

Our growth projections assume efficiencies, cost savings and other benefits of our vertically integrated business model that might not be achieved.

Our business model is vertically integrated. Although we believe that vertical integration benefits our business, these benefits are difficult to quantify and might not be realized. Our growth projections are based on a variety of assumptions about efficiencies, cost savings and other benefits of being a vertically integrated company that may not be achieved. For example, we provide services through NSR that supply feedstock, raw materials, for the products MMI manufactures. If demand shifts disproportionately or inversely for NSR services and MMI products, we may have a shortage of feedstock and we would need to obtain more of our raw materials from other sources at a higher cost, or we might accumulate a surplus of feedstock and incur storage expenses. Furthermore, we are subject to a wider range of laws and regulations due to our vertical integration. The cost of compliance and dedication of management resources across all segments of our business may be higher than competitors that are not vertically integrated.

We may be adversely affected if customers reduce their outsourcing.

Our business and growth strategies benefit from the continuation of a current trend toward outsourcing services. Customers will outsource if they perceive that outsourcing may provide quality services at a lower overall cost and permit them to focus on their core business activities. We cannot be certain that this trend will continue or not be reversed or that customers that have outsourced functions will not decide to perform these functions themselves. If a significant number of our existing customers reduced their outsourcing and elected to perform the services themselves, such loss of customers could have a material adverse impact on our business, financial position, results of operations and cash flows.

Because we operate our business through dispersed locations across the United States, our operations may be materially adversely affected by inconsistent practices and the operating results of individual branches may vary.

We operate our business through a network of dispersed locations throughout the United States, supported by corporate executives and certain centralized services in our headquarters, with local branch management retaining responsibility for day-to-day operations. Our operating structure could make it difficult for us to coordinate procedures across our operations in a timely manner or at all, and certain of our branches may require significant oversight and coordination from headquarters to support their growth. In addition, the operating results of an individual branch may differ from that of another branch for a variety of reasons, including market size, management practices, competitive landscape, regulatory requirements, and local economic conditions. Inconsistent or incomplete implementation of corporate strategy and policies at the local level could materially and adversely affect our business, financial position, results of operations and cash flows.

We may not successfully implement our business strategies, including achieving our growth objectives.

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of our various growth or other initiatives. Our various business strategies and initiatives, including our growth, operational and management initiatives, are subject to business, economic and competitive uncertainties, and contingencies, many of which are beyond our control. In addition, we may incur certain costs as we pursue our growth, operational and management initiatives, and we may not meet anticipated implementation timetables or stay within budgeted costs. As these initiatives are undertaken, we may not fully achieve our expected efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention, supplier relationships or operations. Also, our business strategies may change from time to time considering our ability to implement our business initiatives, competitive pressures, economic uncertainties or developments, or other factors.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

The execution of our business strategy and our financial performance will continue to depend in significant part on our executive management team and other key management personnel, our ability to identify and complete suitable acquisitions and our executive management team’s ability to execute new operational initiatives. We rely heavily on Anthony Raynor, the founder and CEO of the Company, to execute our business strategy. Consequently, the loss of Mr. Raynor may have a substantial effect on our future success or failure. We do not have and generally do not intend to acquire keyman life insurance on any of our executives, including Mr. Raynor. We may have to recruit qualified personnel with competitive compensation packages, equity participation, and other benefits that may affect the working capital available for our operations. Management may have to seek to obtain outside independent professionals to assist them in assessing the merits and risks of any business proposals as well as assisting in the development and operation of many company projects. No assurance can be given that we will be able to obtain such needed assistance on terms acceptable to us. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our operating results and financial condition.

Future acquisitions or other strategic transactions could negatively impact our reputation, business, financial position, results of operations and cash flows.

We have acquired businesses in the past and expect to continue to acquire businesses or assets in the future. However, there can be no assurance that we will be able to identify and complete suitable acquisitions. For example, due to the highly fragmented nature of our industry, it may be difficult for us to identify potential targets with revenues or profits sufficient to justify taking on the risks associated with pursuing their acquisition. The failure to identify suitable acquisitions and successfully integrate these acquired businesses may limit our ability to expand our operations and could have an adverse effect on our business, financial position, results of operations and cash flows.

In addition, acquired businesses may not perform in accordance with expectations, and our business judgments concerning the value, strengths and weaknesses of acquired businesses may not prove to be correct. We may also be unable to achieve expected improvements or achievements in businesses that we acquire. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of resources away from our operations; the inability to retain employees, customers and suppliers; difficulties implementing our strategy at the acquired business; the assumption of actual or contingent liabilities (including those relating to the environment); failure to effectively and timely adopt and adhere to our internal control processes, accounting systems and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities relating to acquired businesses; and potential expenses associated with litigation with sellers of such businesses.

If management is not able to effectively manage the integration process, or if any significant business activities are interrupted because of the integration process, we may not be able to realize anticipated benefits and revenue opportunities resulting from acquisitions and our business could suffer. Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover or adequately protect against all contingencies and material liabilities of an acquired business for which we may be responsible as a successor owner or operator.

In connection with our acquisitions, we generally require that key management and former principals of the businesses we acquire enter into non-competition agreements in our favor. Enforceability of these non-competition agreements varies from state to state and may depend on the relevant facts and circumstances. Consequently, we cannot predict with certainty whether, if challenged, a court will enforce any non-competition agreement. Increased competition could materially and adversely affect our business, financial position, results of operations and cash flows.

Seasonality affects the demand for our services and products and our results of operations and cash flows.

The demand for our services and products and our results of operations are affected by the seasonal nature of our services and products in certain regions. Our services and products have seasonal variability such as increased mulching in the spring, leaf removal and cleanup work in the fall, and disaster (hurricane) recovery in the summer and the fall. Typically, our revenues and net income have been higher in the spring, which corresponds with our second fiscal quarter. Such variability in demand for our services and products causes our results of operations to vary from quarter to quarter and from year to year in the same quarter. Due to the seasonal nature of the services, we provide, we also experience seasonality in our employment and working capital needs. Our employment and working capital needs generally correspond with the increased demand for our services in the spring, summer and falls months and employment levels and operating costs are generally at their highest during such months. Consequently, our results of operations and financial position can vary from quarter-to-quarter and from year-to-year in the same quarter. If we are unable to effectively manage the seasonality and year-to-year variability, our results of operations, financial position and cash flow may be adversely affected.

Our operations are impacted by weather conditions.

Weather may impact the timing of performance of our services and sales of our products (mulch) from quarter-to-quarter and from year-to-year in the same quarter. Certain extreme weather events, such as hurricanes and tropical storms, can result in increased revenues related to cleanup and other services. However, such weather events may also impact our ability to deliver other services and our products or cause damage to our facilities or equipment. These weather events can also result in higher fuel costs, higher labor costs and shortages of raw materials and products. As a result, a perceived earnings benefits related to extreme weather events may be moderated. There is a risk that demand for our services and products will change in ways that we are unable to predict.

Increases in raw material costs, fuel prices, wages and other operating costs, and changes in our ability to source adequate supplies and materials in a timely manner, could adversely impact our business, financial position, results of operations and cash flows.

Our financial performance may be adversely affected by increases in our operating expenses, such as fuel, wages and salaries, employee benefits, health care, subcontractor costs, vehicle, facilities and equipment leases, insurance and regulatory compliance costs, all of which may be subject to inflationary pressures. While we seek to manage price and availability risks related to raw materials through procurement strategies, these efforts may not be successful, and we may experience adverse impacts due to increasing tariffs and rising prices of such products. In addition, we closely monitor wage, salary, and benefit costs to remain competitive in our markets. Attracting and maintaining a high-quality workforce is a priority for our business, and if wage, salary or benefit costs increase, including as a result of minimum wage legislation, our operating costs will increase as they have in the past. We cannot predict the extent to which we may experience future increases in operating expenses as well as various regulatory compliance costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

Our ability to offer our products and services to our customers is dependent upon our ability to obtain adequate supplies, materials, and products from manufacturers, distributors, and other suppliers. Any disruption or shortage in our sources of supply due to unanticipated increased demand or disruptions in production or delivery of products could result in a loss of revenues, reduced margins, and damage to our relationships with suppliers and customers. In addition, we source certain materials and products we use in our business from a limited number of suppliers. If our suppliers experience difficulties or disruptions in their operations or if we lose any significant supplier, we may experience increased supply costs or may experience delays in establishing replacement supply sources that meet our quality and control standards. The loss of, or a substantial decrease in the availability of, supplies and products from our suppliers or the loss of key supplier arrangements could adversely impact our business, financial position, results of operations and cash flows.

If we are unable to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us, we may achieve lower than anticipated profits or incur contract losses.

A significant portion of our contracts are subject to competitive bidding and/or are negotiated on a fixed- or capped-fee basis for the services covered. Such contracts generally require that the total amount of work, or a specified portion thereof, be performed for a single price irrespective of our actual costs. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause the contract not to be as profitable as we expected or could cause us to incur losses.

Our success depends on our executive management and other key personnel.

Our future success depends to a significant degree on the skills, experience and efforts of our executive management and other key personnel and their ability to provide us with uninterrupted leadership and direction. The failure to retain our executive officers and other key personnel or a failure to provide adequate succession plans could have an adverse impact. The availability of highly qualified talent is limited, and the competition for talent is robust. A failure to replace executive management members or other key personnel efficiently or effectively and to attract, retain and develop new qualified personnel could have an adverse effect on our operations and implementation of our strategic plan.

Our future success depends on our ability to attract, retain and maintain positive relations with trained workers.

Our future success and financial performance depend substantially on our ability to attract, train and retain workers, including account, branch and regional management personnel. The tree care, debris removal and storm/disaster recovery services industry are labor intensive, and industry participants, including us, experience high turnover rates among hourly workers and competition for qualified supervisory personnel. In addition, we, like many trees care, debris removal and storm/disaster recovery service providers who conduct a portion of their operations in seasonal climates, employ a portion of our field personnel for only part of the year.

We have historically relied on the H-2B visa program to bring workers to the United States on a seasonal basis. We employed approximately 47 seasonal workers in 2023 and 2022, through the H-2B visa program. If we are unable to hire enough seasonal workers, through the H-2B program or otherwise, we may experience a labor shortage. In the event of a labor shortage, whether related to seasonal or permanent staff, we may have difficulty delivering our services in a high-quality or timely manner, and we could experience increased recruiting, training and wage costs in order to attract and retain employees, increasing our operating costs and reducing our profitability.

In 2022, during the busiest times of the year for our business, we employed over 200 workers, none of whom are presently represented by a labor union. As of June 2023, we have employed approximately 221 full time employees, 18 of them being seasonal. If a significant number of our employees were to attempt to unionize, and/or successfully unionized, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be negatively affected. Any inability by us to negotiate collective bargaining arrangements could result in strikes or other work stoppages disrupting our operations, and new union contracts could increase operating and labor costs. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations. Moreover, a collective bargaining agreement could require periodic contributions to multiemployer defined benefit pension plans. Required contributions to such plans could increase because of a shrinking contribution base because of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies. Additionally, in the event we were to withdraw from such plans, in which we were forced to participate, as a result of our exiting certain markets or otherwise, and if the relevant plans were underfunded, we could become subject to a withdrawal liability. The amount of such required contributions may be material.

Our business could be adversely affected by a failure to properly verify the employment eligibility of our employees.

We use the U.S. government’s “E-Verify” program to verify employment eligibility for all new employees throughout our company. However, use of E-Verify does not guarantee that we will successfully identify all applicants who are ineligible for employment. Although we use E-Verify and require all new employees to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. The employment of unauthorized workers may subject us to fines or penalties, and adverse publicity that negatively impacts our reputation and may make it more difficult to hire and keep qualified employees. We are subject to regulations of U.S. Immigration and Customs Enforcement, or ICE, and we are audited from time to time by ICE for compliance with work authentication requirements. While we believe we follow applicable laws and regulations, if we are found not to be in compliance as a result of any audits, we may be subject to fines or other remedial actions. See “Business—Regulatory Overview—Employee and Immigration Matters.”

Termination of a significant number of employees in specific markets or across our company due to work authorization or other regulatory issues would disrupt our operations and could also cause adverse publicity and temporary increases in our labor costs as we train new employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. Our reputation and financial performance may be materially harmed because of any of these factors. Furthermore, immigration laws have been an area of considerable political focus in recent years, and the U.S. Congress and the Executive Branch of the U.S. government from time to time consider or implement changes to federal immigration laws, regulations, or enforcement programs. Further changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and potential liability and make our hiring process more cumbersome or reduce the availability of potential employees.

Our use of subcontractors to perform work under certain customer contracts exposes us to liability and financial risk.

We use subcontractors to perform work in situations in which we are not able to self-perform such work. If we are unable to hire qualified subcontractors, our ability to successfully complete a project or perform services could be impaired. If we are not able to locate qualified third-party subcontractors or the amount we are required to pay for subcontractors exceeds what we have estimated, we could incur losses or realize lower than expected margins. We may not have direct control over our subcontractors, and although we have in place controls and programs to monitor the work of our subcontractors, there can be no assurance that these programs will have the desired effect. The actual or alleged failure to perform or negligence of a subcontractor may damage our reputation or expose us to liability, which could impact our results of operations. Furthermore, if our subcontractors are unable to cover the cost of damages or physical injuries caused by their actions, whether through insurance or otherwise, we may be held liable for such costs.

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

We are subject to governmental regulation at the federal, state, and local levels in many areas of our business, such as employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, transportation laws, environmental laws, false claims or whistleblower statutes, disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, intellectual property laws, governmentally funded entitlement programs and cost and accounting principles, the Foreign Corrupt Practices Act, other anti-corruption laws, lobbying laws, motor carrier safety laws and data privacy and security laws. We may be subject to review, audit or inquiry by applicable regulators from time to time.

While we attempt to comply with all applicable laws and regulations, there can be no assurance that we are always in full compliance with all applicable laws and regulations or interpretations of these laws and regulations or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations. If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions, or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures or disgorgements of the ability to operate our motor vehicles. The cost of compliance or the consequences of non-compliance, could have a material adverse effect on our business and results of operations. In addition, government agencies may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs to comply with such laws and regulations.

Adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, financial position and results of operations.

From time to time, we are subject to allegations, and may be party to legal claims and regulatory proceedings, relating to our business operations. Such allegations, claims or proceedings may, for example, relate to personal injury, property damage, general liability claims relating to properties where we perform services, vehicle accidents involving our vehicles and our employees, regulatory issues, contract disputes or employment matters and may include class actions. See Item 8 “Legal Proceedings”. Such allegations, claims and proceedings have been and may be brought by third parties, including our customers, employees, governmental or regulatory bodies or competitors. Defending against these and other such claims and proceedings is costly and time consuming and may divert management’s attention and personnel resources from our normal business operations, and the outcome of many of these claims and proceedings cannot be predicted. If any of these claims or proceedings were to be determined adversely to us, a judgment, a fine or a settlement involving a payment of a material sum of money were to occur, or injunctive relief were issued against us, our business, financial position, results of operations and cash flows could be materially adversely affected.

Currently, we carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully cover all material expenses related to potential allegations, claims and proceedings, or any adverse judgments, fines or settlements resulting therefrom, as such insurance programs are often subject to significant deductibles or self-insured retentions or may not cover certain types of claims. To the extent we are subject to a higher frequency of claims, are subject to more serious claims or insurance coverage is not available, our liquidity, financial position, results of operations, and cash flows could be materially adversely affected.

We are also responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and related expenses. We periodically evaluate and adjust our claims reserves to reflect trends in our own experience as well as industry trends. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

Some of the equipment that our employees use is dangerous, and an increase in accidents resulting from the use of such equipment could negatively affect our reputation, results of operations and financial position.

Many of the services that we provide pose the risk of serious personal injury to our employees. Our employees regularly use dangerous equipment. As a result, there is a significant risk of work-related injury and workers’ compensation claims. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation claims, or unfavorable developments on existing claims or fail to comply with worker health and safety regulations, our operating results and financial position could be materially and adversely affected. In addition, the perception that our workplace is unsafe may damage our reputation among current and potential employees, which may impact our ability to recruit and retain employees, which may adversely affect our business and results of operations.

Any failure, inadequacy, interruption, security failure or breach of our information technology systems, whether owned by us or outsourced or managed by third parties, could harm our ability to effectively operate our business and could have a material adverse effect on our business, financial position results of operations, and cash flows.

We are dependent on certain centralized automated information technology systems and networks to manage and support a variety of business processes and activities. Our ability to effectively manage our business and coordinate the sourcing of supplies, materials and products and our services depends significantly on the reliability and capacity of these systems and networks. Such systems and networks are subject to damage or interruption from power outages, telecommunications problems, data corruption, software errors, network failures, security breaches, acts of war or terrorist attacks, fire, flood, and natural disasters. Our servers or cloud-based systems could be affected by physical or electronic break-ins, and computer viruses or similar disruptions may occur. A system outage may also cause the loss of important data or disrupt our operations. Our existing safety systems, data backup, access protection, user management, disaster recovery and information technology emergency planning may not be sufficient to prevent or minimize the effect of data loss or long-term network outages.

We may periodically upgrade our existing information technology systems with the assistance of third-party vendors, and the costs to upgrade such systems may be significant. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. If we cannot meet our information technology staffing needs, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems. We could be required to make significant capital expenditures to remediate any such failure, malfunction or breach with our information technology systems or networks. Any material disruption or slowdown of our systems, including those caused by our failure to successfully upgrade our systems, and our inability to convert to alternate systems in an efficient and timely manner could have a material adverse effect on our business, financial position, results of operations, and cash flows.

We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information of our customers, employees and third parties. Unlawful or unauthorized activities by third parties, and failures in systems, software, encryption technology, or other tools may facilitate or result in a compromise or breach of these systems. We are subject to risks caused by data breaches and operational disruptions, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists. Any unauthorized disclosure of confidential information could damage our reputation, interrupt our operations and could result in a violation of applicable laws, regulations, industry standards or agreements and potentially subject us to costs, penalties and liabilities The occurrence of any of these events could have a material adverse impact on our reputation, business, financial position, results of operations and cash flow. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that all costs incurred will be fully insured.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our name, logos and licensed technology. While it is our policy to protect and defend vigorously our intellectual property, we cannot predict whether such actions will be adequate to prevent infringement or misappropriation of these rights. Although we believe that we have sufficient rights to all of our trademarks, service marks and other intellectual property rights, we may face claims of infringement that could interfere with our business or our ability to market and promote our brands. If we are unable to successfully defend against such claims, we may be prevented from using our intellectual property rights in the future and may be liable for damages.

Although we make a significant effort to avoid infringing known proprietary rights of third parties, we may be subject to claims of infringement by third parties. Responding to and defending such claims, regardless of their merit, can be costly and time-consuming, and we may not prevail. Depending on the resolution of such claims, we may be barred from using a specific mark or other rights, may be required to enter into licensing arrangements from the third-party claiming infringement or may become liable for significant damages. If any of the foregoing occurs, our ability to compete could be affected or our business, financial position and results of operations may be adversely affected.

Not applicable.

We may fail to successfully execute our business plan.

Our stockholders may lose their entire investment if we fail to execute our business plan. Our prospects must be considered in light of the following risks and uncertainties, including but not limited to, competition, the erosion of ongoing revenue streams, the ability to retain experienced personnel and general economic conditions. We cannot guarantee that we will be successful in executing our business plan. If we fail to successfully execute our business plan, we may be forced to cease operations, in which case our stockholders may lose their entire investment.

Our auditors have indicated that there is substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements for the Company, included elsewhere in this Current Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying June 30, 2023 financial statements, the Company had $1,391,508 gross profit and $5,298,752 total expenses, which resulted in a net loss of ($3,907,244). As of June 30, 2023, the Company’s total assets were $134,713,176 and total current liabilities were $22,197,925. The Company projects rest of year working capital requirements to be roughly $26,017,634. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.

Our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern. We had operating losses of $1,618,690 for the three months ended June 30, 2023, and $3,555,202 for the six months ended January 31, 2022. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for our Company to continue as a going concern. While we believe in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect or the timeframe in which it may occur. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may suffer from lack of availability of additional funds.

We expect to have ongoing needs for working capital in order to fund operations and to continue to expand our operations. To that end, we will be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. If we are successful, whether the terms are favorable or unfavorable, there is a potential that we will fail to comply with the terms of such financing, which could result in severe liability for us. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations altogether. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

Our common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months for the common stock. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, that has been at any time previously a shell company.

The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

Rule 144 is available for the resale of securities of former shell companies if and for as long as the following conditions are met:

(i)	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

(ii)	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

(iii)	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

(iv)	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

Our common stock price may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for early-stage companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our stock.

The market price of our stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

●	variations in our quarterly operating results;
●	changes in general economic conditions;
●	changes in social preferences;
●	the governmental rules and regulation of our industry;
●	changes in market valuations of similar companies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures, or capital commitments;
●	poor reviews;
●	production facility disruption;
●	product recalls; and
●	the inability to hire or retain key management members or personnel.

Any such fluctuations may adversely affect the market price or value of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Our common stock is subject to the application of the “penny stock” rules which could adversely affect the market price of our common stock and increase transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and,
●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and,
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The market price for our common stock is particularly volatile which could lead to wide fluctuations in our share price. You may be unable to sell your common stock shares at or above your purchase price, or at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock shares will be at any time, or if our common stock shares will ever be able to trade, or as to what effect the sale of shares or the availability of common stock shares for sale at any time will have on the prevailing market price.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of its public reporting could cause our stock price to decline.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth herein, as of the filing date of this Annual Report on Form 10-K, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or which our property is the subject. In addition, none of our officers, directors, affiliates or 5% stockholders (or any associates thereof) is a party adverse to us, or has a material interest adverse to us, in any material proceeding.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 8, 2022, we issued to a private investor a convertible note in the amount of $1,100,000 bearing 10% interest at a conversion price of $0.50 per share of common stock. These securities were issued in reliance on Section 4(a)(2) of the Securities Act.

On May 5, 2023, we issued to a private investor a convertible note in the amount of $1,200,000 bearing 12% interest at a conversion price of $0.50 per share of common stock. On May 12, 2023 the value of the convertible note was increased to $1,600,000 bearing the same 12% interest and $0.50 conversion price. These securities were issued in reliance on Section 4(a)(2) of the Securities Act .

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Document

31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104*	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SUSTAINABLE GREEN TEAM, LTD.

Date: August 14, 2023	By:	/s/ Anthony J. Raynor
	Name:	Anthony J. Raynor
	Title:	Chief Executive Officer
(principal executive officer)

Date: August 14, 2023	By:	/s/ Joshua Wethington
	Name:	Joshua Wethington
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

